Form 10QSB
period 2006-06-30
Cole Credit Property Trust Inc
filed 2006-08-14
CIK 1289272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 000-51962

COLE CREDIT PROPERTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-0939158
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2555 East Camelback Road, Suite 400	(602) 778-8700
Phoenix, Arizona 85016	(Registrant’s telephone number,
(Address of principal executive offices)	including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Transitional small business disclosure format (Check one):

Yes ☐ No ☒

As of August 10, 2006, there were 10,095,751 shares of common stock, par value $0.01, of Cole Credit Property Trust, Inc. outstanding.

COLE CREDIT PROPERTY TRUST, INC.

PART I

FINANCIAL INFORMATION

The accompanying unaudited condensed interim financial statements as of and for the three months and six months ended June 30, 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s annual report on Form 10SB, as amended, for the year ended December 31, 2005. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report. The results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying condensed consolidated balance sheets and condensed consolidated statements of operations, and cash flows reflects all adjustments that are, in the Company’s opinion, necessary for a fair presentation of the aforementioned financial statements.

COLE CREDIT PROPERTY TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2006	2005
Assets:
Real estate assets, at cost:
Land	$54,952,528	$54,952,528
Buildings and improvements, less accumulated depreciation of $4,425,831 and $2,616,461 at June 30, 2006 and December 31, 2005, respectively	116,555,420	118,364,790
Acquired intangible lease assets, less accumulated amortization of $2,436,537 and $1,486,696 at June 30, 2006 and December 31, 2005, respectively	25,581,058	26,530,899
Total real estate assets	197,089,006	199,848,217

Cash and cash equivalents	3,082,242	1,063,092
Rents and tenant receivables	819,041	670,150
Prepaid expenses and other assets	8,125	513,622
Deferred financing costs, less accumulated amortization of $842,422 and $203,143 at June 30, 2006 and December 31, 2005, respectively	2,007,372	2,073,998
Total assets	$203,005,786	$204,169,079

Liabilities and Stockholders' Equity:
Mortgage notes payable	$116,299,500	$113,984,348
Accounts payable and accrued expenses	825,480	739,169
Due to affiliates	—	18,479
Acquired below market lease intangibles, less accumulated amortization of $304,456 and $203,143 at June 30, 2006 and December 31, 2005, respectively	1,920,301	2,021,614
Distributions payable	589,043	589,133
Prepaid rent	133,703	206,703
Total liabilities	119,768,027	117,559,446

Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $.01 par value; 90,000,000 shares authorized,10,095,751 and 10,098,251 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	100,958	100,983
Capital in excess of par value	90,470,967	90,492,191
Accumulated distributions in excess of earnings	(7,334,166)	(3,983,541)
Total stockholders' equity	83,237,759	86,609,633
Total liabilities and stockholders' equity	$203,005,786	$204,169,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues:
Rental and other income	$3,926,074	$1,903,271	$7,851,674	$3,338,441
Tenant reimbursement income	73,892	9,715	147,349	9,715

Total revenue	3,999,966	1,912,986	7,999,023	3,348,156

Expenses:
General and administrative	271,109	70,379	426,504	82,162
Property operating expenses	83,892	9,715	157,191	9,715
Property and asset management fees	236,341	125,176	472,404	295,539
Depreciation	900,571	458,255	1,809,370	771,740
Amortization	443,835	241,890	888,918	414,479

Total operating expenses	1,935,748	905,415	3,754,387	1,573,635

Real estate operating income	2,064,218	1,007,571	4,244,636	1,774,521

Other income (expense):
Interest income	11,179	75,508	16,166	88,841
Interest expense	(2,298,589)	(843,425)	(4,075,559)	(1,447,276)

Total other expense	(2,287,410)	(767,917)	(4,059,393)	(1,358,435)

Net (loss) income	$(223,192)	$239,654	$185,243	$416,086

Weighted average number of common shares outstanding:
Basic and diluted	10,095,751	5,609,156	10,096,987	4,699,829

Net (loss) income per common share:
Basic and diluted	$(0.02)	$0.04	$0.02	$0.09

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2005

Cash Flows from Operating Activities:
Net income	$185,243	$416,086
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,809,370	771,740
Amortization	1,140,828	560,712
Changes in assets and liabilities:
Rents and tenant receivables	(148,891)	(114,547)
Prepaid expenses and other assets	505,497	(543,087)
Accounts payable and accrued expenses	86,311	106,968
Prepaid rent	(73,000)	7,471
Due to affiliates	(18,479)	509,463
Net cash provided by operating activities	3,486,879	1,714,806

Cash Flows from Investing Activities:
Investment in real estate and related assets	—	(72,057,898)
Acquired intangible lease assets	—	(8,598,786)
Acquired below market lease intangibles	—	625,497
Restricted cash	—	1,861,573
Net cash used in investing activities	—	(78,169,614)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	—	40,177,087
Common stock redemptions	(21,250)	—
Proceeds from mortgage and affiliate notes payable	6,385,152	52,061,600
Repayment of mortgage and affiliate notes payable	(4,070,000)	(5,155,000)
Escrowed investor proceeds liability	—	(1,861,573)
Offering costs on issuance of common stock	—	(4,148,355)
Distributions to investors	(3,535,957)	(1,617,512)
Deferred financing costs paid	(225,674)	(1,006,448)
Net cash (used in) provided by financing activities	(1,467,729)	78,449,799

Net increase in cash and cash equivalents	2,019,150	1,994,991

Cash and cash equivalents, beginning of period	1,063,092	3,701,189

Cash and cash equivalents, end of period	$3,082,242	$5,696,180

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Dividends declared and unpaid	$589,043	$373,754

Supplemental Cash Flow Disclosures:
Interest paid	$3,328,951	$1,166,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

Note 1 — Organization

Cole Credit Property Trust, Inc. (the “Company”) was formed on March 29, 2004 and is a Maryland corporation that is organized and operating as a real estate investment trust (“REIT”) for federal income tax purposes. The Company commenced active operations on July 1, 2004, when the minimum required offering proceeds was received and funds were released from escrow. Substantially all of the Company’s business is conducted through Cole Operating Partnership I, LP (“Cole OP I”), a Delaware limited partnership. The Company is the sole general partner of and owns an approximately 99.99% partnership interest in Cole OP I. Cole REIT Advisors I, LLC (“Cole Advisors”) the affiliate advisor to the Company, is the sole limited partner and owner of 0.01% (minority interest) of the partnership interests of Cole OP I.

On April 6, 2004, we commenced a private placement of shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts (the “Offering”). We commenced our principal operations on July 1, 2004, when we issued the initial 264,200 shares of our common stock in the Offering. We completed the Offering on September 16, 2005, after having raised aggregate gross proceeds of $100,331,320 through the sale of an aggregate of 10,097,251 shares of our common stock. As of June 30, 2006, 10,095,751 shares of our common stock were issued and outstanding and held by 1,462 stockholders of record.

At June 30, 2006 and December 31, 2005, the Company owned 41 properties comprising approximately 1,009,000 square feet of single-tenant commercial space located in nineteen states. At June 30, 2006 and December 31, 2005, these properties were 100% leased.

The Company’s stock is not currently listed on a national exchange. The Company may seek to list its stock for trading on a national securities exchange or for quotation on The Nasdaq National Market only if the board of directors determines that listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any market for its common stock until its shares are listed or quoted. In the event it does not obtain listing prior to February 1, 2016, its charter requires that it either: (1) seek stockholder approval of an extension or amendment of this listing deadline; or (2) seek stockholder approval to adopt a plan of liquidation of the corporation.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-QSB, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. Results for this interim period are not necessarily indicative of full year results. The information included in this Form 10-QSB should be read in conjunction with our audited consolidated financial statements as of December 31, 2005 filed with the Company’s registration statement on Form 10-SB, and related notes thereto.

Redeemable Common Stock

The Company will determine at the beginning of each fiscal year the maximum amount of shares that it may redeem during that year. The Company may use up to 1.0% of its annual cash flow to meet these redemption needs, including cash proceeds generated from new offerings, operating cash flow not intended for dividends, borrowings, and capital transactions such as asset sales or refinancings. The shares the Company redeems under its share redemption program will be cancelled and return to the status of unauthorized but unissued shares. The Company does not intend to resell such shares to the public unless they are first registered with the Securities and Exchange Commission under the Securities Act and under appropriate state securities laws or otherwise sold in compliance with such laws. As of June 30, 2006, the Company redeemed 2,500 shares at $8.50 per share under the share redemption program. The Company had no share redemptions in 2005.

Reportable Segments

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company determined that it has one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate rental revenue and other income through the leasing of single-tenant properties, which comprised 100% of total consolidated revenues for the three months and six months ended June 30, 2006 and 2005. Although the Company’s investments in real estate are geographically diversified throughout the United States, management evaluates operating performance on an individual property level. However, as each of the Company’s single-tenant properties has similar economic characteristics, tenants, and products and services, our single-tenant properties have been aggregated into one reportable segment.

Note 3 — Notes Payable

On June 9, 2006, the Company refinanced certain variable rate mortgage loans with the following fixed rate mortgage loans:

		Former Variable Rate Loans		New Fixed Rate Term Mortgage Loans
		Variable		Fixed	Fixed
		Rate	Maturity	Rate	Interest	Maturity
Property	Location	Loan Amount	Date	Loan Amount	Rate	Date
Wawa convenience store	Vineland, NJ	$2,562,749	May 2010	$2,860,000	6.56%	June 2016
Wawa convenience store	Newark, DE	2,562,749	May 2010	2,860,000	6.56%	June 2016
Wawa convenience store	Clifton Heights, PA	2,562,749	May 2010	2,860,000	6.56%	June 2016
CarMax auto dealership	Merriam, KS	8,750,000	July 2006	14,175,000	6.48%	June 2016
Gander Mountain sporting goods	Houston, TX	7,731,600	May 2007	7,800,000	6.68%	June 2011
Vanguard car rental	College Park, GA	8,625,000	November 2008	8,625,000	6.56%	June 2016
		$32,794,847		$39,180,000

On May 31, 2006, the Company repaid the approximately $4.1 variable rate mortgage outstanding on its Cinemagic movie theatre property located in Rochester, MN.

Note 4 — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and the Company is not aware of any other environmental condition that it believes will have a material adverse effect on its consolidated results of operations.

Note 5 — Related-Party Transactions and Arrangements

Certain affiliates of the Company receive fees and compensation in connection with the Offering, and the acquisition, management, and sale of the assets of the Company.

In connection with the Offering, the Company paid selling commissions of up to 7% of gross offering proceeds, all of which were reallowed by Cole Capital Corporation (“Cole Capital”) to participating broker-dealers. In addition, Cole Capital received up to 2.5% of gross proceeds, before reallowance to participating broker-dealers, as a dealer-manager fee. Cole Capital, in its sole discretion, reallowed a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on such factors as the volume of shares sold by such participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. During the six months ended June 30, 2006 and 2005, the Company incurred $0 and approximately $2.8 million in commissions, respectively, all of which was reallowed to participating broker dealers. During the six months ended June 30, 2006 and 2005, the Company paid $0 and approximately $1.0 million to Cole Capital for dealer manager fees, of which $0 and approximately $187,000 was reallowed to participating broker dealers, respectively.

All organization and offering expenses (excluding selling commissions and the dealer-manager fee) were paid for by Cole Advisors or its affiliates and were reimbursed by the Company up to the lesser of 2% of gross offering proceeds or $800,000. During the three months and six months ended June 30, 2006 and 2005, the Company reimbursed Cole Advisors $0 and approximately $208,000, respectively.

Cole REIT Advisors, LLC (“Cole Advisors”) receives a finance coordination fee of up to 1% of the gross proceeds of any loan obtained in connection with an investment. The Company paid finance coordination fees to Cole Advisors of approximately $392,000 and approximately $419,000 during the three months ended June 30, 2006 and 2005, respectively, and approximately $392,000 and approximately $521,000 during the six months ended June 30, 2006 and 2005, respectively.

The Company pays Cole Realty Advisors, Inc., f/k/a Fund Realty Advisors, Inc. (“Cole Realty”), its affiliated property manager, fees for the management and leasing of the Company’s properties. Such fees are equal to 3% of gross revenues, plus leasing commissions at prevailing market rates, not to exceed the greater of $4.50 per square foot or 7.5% of the total lease obligation. Cole Realty or its affiliates also receive acquisition and advisory fees of up to 3% of the contract purchase price of each property. The Company paid property management fees to Cole Realty of approximately $114,000 and approximately $54,000 during the three months ended June 30, 2006 and 2005, respectively, and approximately $227,000 and approximately $96,000 during the six months ended June 30, 2006 and 2005, respectively. The Company paid acquisition fees to Cole Realty of $0 and approximately $1.9 million during the three months ended June 30, 2006 and 2005, respectively, and $0 and approximately $2.3 million during the six months ended June 30, 2006 and 2005, respectively.

The Company pays Cole Advisors a monthly asset management fee of up to 0.75% of the aggregate asset value of the Company’s assets. The fee is payable monthly. During the period from January 1, 2005 to June 30, 2005 and the period from July 1, 2005 to June 30, 2006, the Company paid Cole Advisors an asset management fee of 0.50% and 0.25% of the aggregate asset value of the Company’s assets, respectively. The Company is not obligated to pay any additional amounts for such periods. Cole Advisors has agreed to waive its fees at 0.50% of the aggregate asset value of Company’s assets through December 31, 2006. However, Cole Advisors is not obligated to waive any fees beyond such date. The Company paid asset management fees to Cole Advisors of approximately $123,000 and approximately $71,000 during the three months ended June 30, 2006 and 2005, respectively, and approximately $245,000 and approximately $200,000 during the six months ended June 30, 2006 and 2005, respectively.

If Cole Advisors, or its affiliates, provides substantial assistance in connection with the sale of one or more properties, the Company will pay Cole Advisors an amount equal to 3% of the contract price of each asset sold. In no event will the combined disposition fee paid to Cole Advisors, its affiliates and unaffiliated third parties exceed the reasonable, customary and competitive amount for such services. In addition, after investors have received a return of their net capital contributions and a 7.5% annual cumulative, non-compounded return, then Cole Advisors is entitled to receive 20% of the remaining net sale proceeds. During the three and six months ended June 30, 2006 and 2005, the Company did not pay any fees or amounts to Cole Advisors relating to the sale of properties.

Upon listing of the Company’s common stock on a national securities exchange or included for quotation on The Nasdaq National Market, a fee will be paid to Cole Advisors equal to 20% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing, exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 7.5% annual cumulative, non-compounded return to investors.

The Company will reimburse Cole Advisors for expenses it incurs in connection with its provision of administrative services, including related personnel costs. The Company will not reimburse for personnel costs in connection with services for which Cole Advisors receives acquisition fees or disposition fees. During the three months and six months ended June 30, 2006 and 2005, the Company did not reimburse Cole Advisors for any such costs.

Note 6 — Economic Dependency

Under various agreements, the Company has engaged or will engage Cole Advisors and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations.

As a result of these relationships, the Company is dependent upon Cole Advisors and its affiliates. In the event that these companies were unable to provide the Company with the respective services, the Company would be required to find alternative providers of these services.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the condensed notes thereto, and the other unaudited financial data included elsewhere in this Form 10-QSB. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and “Management’s Discussion and Analysis or Plan of Operations” for the year ended December 31, 2005, included in our registration statement on Form-10SB, as amended.

Forward-Looking Statements

This section contains forward-looking statements, including discussion and analysis of the financial condition of us and our subsidiaries, our anticipated capital expenditures, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-QSB include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows.

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Overview

We derive a substantial portion of our revenue from our rental income. As a result, our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental income accounted for approximately 98% and 99% of total revenue during the three months and six months ended June 30, 2006 and 2005, respectively. As 100% of our properties are under lease, with an average remaining lease term of approximately 14 years, our exposure to changes in commercial rental rates is substantially mitigated. As of June 30, 2006, the debt leverage ratio of our portfolio was approximately 59%, all of which is subject to fixed interest rates ranging from 4.62% to 6.68% with a weighted average remaining term of 5.9 years. In June 2006, we refinanced approximately $32.8 million of our variable rate debt with approximately $39.2 million of fixed rate debt and repaid the remaining approximately $4.1 million of our variable rate debt. As we have no outstanding variable rate debt, our exposure to short-term changes in interest rates has been mitigated. Additionally, as we have fully invested the proceeds from our Offering in commercial real estate, and we do not expect to dispose of any of the properties in the near future, our results of operations are not exposed to short-term changes in real estate prices, nor are we exposed to changes in interest rates on future acquisitions.

Results of Operations

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005:

Revenue. Revenue increased approximately $2.1 million, or approximately 109%, to approximately $4.0 million for the three months ended June 30, 2006 compared to approximately $1.9 million for the three months ended June 30, 2005. The increase was primarily due to the ownership of 41 properties, with an average income capitalization rate of approximately 7.99%, during the three months ended June 30, 2006 compared to 28 properties, with an average income capitalization rate of approximately 8.24%, during the three months ended June 30, 2005. Income capitalization rate is measured as the ratio of the rental income produced by a property divided by the purchase price of the property. The higher the income capitalization rate for a property, the higher the amount of revenue the property is generating relative to its purchase price. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for approximately 98% and 99% of total revenues during the three months ended June 30, 2006 and 2005, respectively.

General and Administrative Expenses. General and administrative expenses increased approximately $201,000, or approximately 285%, to approximately $271,000 for the three months ended June 30, 2006 compared to approximately $70,000 for the three months ended June 30, 2005. The increase was primarily due to increased accounting and legal fees of approximately $183,000, which was primarily due to expenses and fees associated with our financial statement audits, registration statement filing and quarterly review during the three months ended June 30, 2006 whereas such services were not provided during the three months ended June 30, 2005, and increases in other costs, such as state franchise and income taxes of approximately $53,000, primarily due to the ownership of 41 properties during the three months ended June 30, 2006 compared to 28 properties during the three months ended June 30, 2005. The primary general and administrative expense items are legal and accounting fees, organizational costs, state franchise and income taxes, other licenses and fees, and insurance.

Property Operating Expenses. Property operating expenses increased approximately $74,000 to approximately $84,000 for the three months ended June 30, 2006 compared to approximately $10,000 during the three months ended June 30, 2005. The increase was primarily due to the acquisition of certain properties subsequent to March 31, 2005, for which we initially paid certain operating expenses and are reimbursed by the tenant subject to the respective lease agreements. At March 31, 2005, our portfolio consisted of properties subject to net leases pursuant to which each tenant pays substantially all expenses directly. The primary property operating expense items are repairs and maintenance, property taxes, and insurance.

Property and Asset Management Fees. Property and asset management fees increased approximately $111,000, or approximately 89%, to approximately $236,000 for the three months ended June 30, 2006 compared to approximately $125,000 during the three months ended June 30, 2005. Property management fees increased approximately $59,000 to approximately $113,000 during the 2006 quarter from approximately $54,000 during the three months ended June 30, 2005. The increase in property management fees was primarily due to an increase in rental income to approximately $3.9 million in the three months ended June 30, 2006 from approximately $1.9 million in the three months ended June 30, 2005. Asset management fees increased approximately $51,000 to approximately $122,000 during the three months ended June 30, 2006 from approximately $71,000 during the three months ended June 30, 2005. The increase in asset management fees was primarily due to an increase in the aggregate asset value of properties owned to approximately $195.4 million at June 30, 2006 from approximately $135.8 million at June 30, 2005, offset by a decrease in the asset management fee percentage to an average 0.25% of the monthly aggregate asset value during three months ended June 30, 2006 from 0.50% for the three months ended June 30, 2005. The reduced asset management fee percentage was due to an increase in the portion of the asset management fee waived by our advisor. The increase in aggregate asset value is due to the ownership of 41 properties during the three months ended June 30, 2006 compared to 28 properties during the three months ended June 30, 2005.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased approximately $644,000, or approximately 92%, to approximately $1.3 million for the three months ended June 30, 2006 compared to approximately $700,000 during the three months ended June 30, 2005. The increase was primarily due to an approximately 40% increase in the aggregate asset value of properties owned to approximately $195.4 million at June 30, 2006 from approximately $135.8 million at June 30, 2005. The increase in the aggregate asset value is due to the ownership of 41 properties during the 2006 quarter compared to 28 properties during the three months ended June 30, 2005.

Interest Income. Interest income decreased approximately $64,000 to approximately $11,000 for the three months ended June 30, 2006 compared to approximately $76,000 for the three months ended June 30, 2005. The decrease was primarily due to lower cash and cash equivalents during the 2006 period.

Interest Expense. Interest expense increased approximately $1.5 million, or approximately 173%, to approximately $2.3 million for the three months ended June 30, 2006 compared to approximately $843,000 during the three months ended June 30, 2005. The increase was primarily due to an approximately 75% increase in the average mortgage notes payable outstanding during the 2006 quarter to approximately $117.0 million from approximately $66.9 million during the 2005 quarter and also due in part to approximately $448,000 of expense incurred to refinance three variable rate loans. The increase in average mortgage notes outstanding was primarily due to the ownership of 41 properties during the 2006 quarter compared to 28 properties during the 2005 quarter. The increase in interest expense was also due in part to an increase in the weighted average interest rate payable on our debt to approximately 6.06% during the three months ended June 30, 2006 compared to approximately 5.16% during the three months ended June 30,2005.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005:

Revenue. Revenue increased approximately $4.7 million, or approximately 141%, to approximately $8.0 million for the six months ended June 30, 2006 compared to approximately $3.3 million for the six months ended June 30, 2005. The increase was primarily due to the ownership of 30 properties acquired during 2005 for a full six months in 2006 and the recording of rental income for such properties for a full 6 months during 2006 compared to only 11 properties included in a full 6 months during 2005. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for approximately 98% and 99% of total revenues during the six months ended June 30, 2006 and the six months ended June 30, 2005, respectively.

General and Administrative Expenses. General and administrative expenses increased approximately $344,000, or approximately 419%, to approximately $427,000 for the six months ended June 30, 2006 compared to approximately $82,000 for the six months ended June 30, 2005. The increase was primarily due to increased accounting and legal fees of approximately $283,000, which was primarily due to expenses and fees associated with our financial statement audits, registration statement filing and quarterly review during the six months ended June 30, 2006 whereas such services were not provided during the six months ended June 30, 2005, and increases in other costs, such as state franchise and income taxes of approximately $53,000, primarily due to the ownership of 41 properties during the six months ended June 30, 2006 compared to 28 properties during the six months ended June 30, 2005. The primary general and administrative expense items are legal and accounting fees, organizational costs, state franchise and income taxes, other licenses and fees, and insurance.

Property Operating Expenses. Property operating expenses increased approximately $147,000 to approximately $157,000 for the six months ended June 30, 2006 compared to approximately $10,000 for the six months ended June 30, 2005. The increase was primarily due to the acquisition of certain properties subsequent to March 31, 2005, for which we initially paid certain operating expenses and are reimbursed by the tenant subject to the respective lease agreements. At March 31, 2005, our portfolio consisted of properties in which each tenant pays substantially all expenses directly. The primary property operating expenses items are repairs and maintenance, property taxes, and insurance.

Property and Asset Management Fees. Property and asset management fees increased approximately $177,000, or approximately 60%, to approximately $472,000 for the six months ended June 30, 2006 compared to approximately $296,000 for the six months ended June 30, 2005. Property management fees increased approximately $131,000 to approximately $227,000 during the six months ended June 30, 2006 from approximately $96,000 during the six months ended June 30, 2005. The increase in property management fees was primarily due to an increase in rental income to approximately $7.9 million during the six months ended June 30, 2006 from approximately $3.3 million during the six months ended June 30, 2005. Asset management fees increased approximately $45,000 to approximately $245,000 during the six months ended June 2006 from approximately $200,000 during the six months ended June 2005. The increase in asset management fees was primarily due to an increase in the aggregate asset value of properties owned to approximately $195.4 million at June 30, 2006 from approximately $135.8 million at June 30, 2005, offset by a decrease in the asset management fee percentage to 0.25% of the monthly aggregate asset value during six months ended June 30, 2006 from 0.50% for the six months ended June 30, 2005. The reduced asset management fee percentage was due to an increase in the portion of the asset management fee waived by our advisor. The increase in aggregate asset value is due to the acquisition of 13 new properties subsequent to June 30, 2005 and the ownership of the 28 properties acquired prior to June 30, 2005 for a full six months in 2006.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased approximately $1.5 million, or approximately 127%, to approximately $2.7 million for the six months ended June 30, 2006 compared to approximately $1.2 million for the six months ended June 30, 2005. The increase was primarily due to an increase in the aggregate asset value of properties owned to approximately $195.4 million at June 30, 2006 from approximately $135.8 million at June 30, 2005. The increase in aggregate asset value is due to the acquisition of 13 new properties subsequent to June 30, 2005 and the ownership of the 28 properties acquired prior to June 30, 2005 for a full six months in 2006.

Interest Income. Interest income decreased approximately $73,000, or approximately 82%, to approximately $16,000 for the six months ended June 30, 2006 compared to approximately $89,000 for the six months ended June 30, 2005. The decrease was primarily due to lower uninvested cash during the 2006 period.

Interest Expense. Interest expense increased approximately $2.6 million, or approximately 182%, to approximately $4.1 million during the six months ended June 30, 2006 compared to approximately $1.4 million for the six months ended June 30, 2005. The increase was primarily due to an increase in the average mortgage notes payable outstanding during the six months ended June 30, 2006 to approximately $115.0 million from approximately $63.1 million during the six months ended June 30, 2005 and also due in part to approximately $448,000 of expense incurred to refinance three variable rate loans. The increase in average mortgage notes payable was primarily due to the acquisition of 13 new properties subsequent to June 30, 2005 and the ownership of the 28 properties acquired previous to June 30, 2005 for a full six months in 2006. The increase in interest expense was also due in part to an increase in the weighted average interest rate payable on our debt to approximately 6.04% during the six months ended June 30, 2006 compared to approximately 4.97% during the six months ended June 30, 2005.

Funds From Operations

We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of a REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that accounting for real estate assets in accordance with generally accepted accounting principles in the United States (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictability over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trust’s (“NAREIT”) definition (as we do) or may interpret the current NAREIT definition differently than we do.

FFO is a non-GAAP financial measure and does not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO includes adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization. Accordingly, FFO should not be considered as an alternative to net income as an indicator of our operating performance.

Our calculation of FFO is presented in the following table for the period ended as indicated:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net (loss) income	$(223,192)	$239,654	$185,243	$416,086
Add:
Depreciation of real estate assets	900,571	458,255	1,809,370	771,740
Amortization of lease related costs	443,835	241,890	888,918	414,479
FFO	$1,121,214	$939,799	$2,883,531	$1,602,305

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•

In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of approximately $118,000 and $71,000 during the three months ended June 30, 2006 and 2005, respectively, and approximately $235,000 and $123,000 during the six months ended June 30, 2006 and 2005, respectively.

•

Amortization of deferred financing costs totaled approximately $155,000 and $98,000 during the three months ended June 30, 2006 and 2005, respectively, and approximately $292,000 and approximately $169,000 during the six months ended June 30, 2006 and 2005, respectively..

Liquidity and Capital Resources

Overview

We expect to meet our short-term liquidity requirements through net cash provided by property operations. In June 2006, we refinanced approximately $32.8 million of our variable rate debt, including the approximately $12.8 million that was due to mature in 2006, with approximately $39.2 million of fixed rate debt, and repaid the remaining approximately $4.1 million of our variable rate debt. Approximately $7.8 million of the new fixed rate debt matures in 2011, with the remaining approximately $31.4 million maturing in 2016. The fixed interest rates for the new fixed rate debt range from 6.48% to 6.68% per annum. We currently do not have any variable rate debt, nor do we expect to assume any variable rate debt. Therefore, we are not subject to direct risk relating to rising interest rates.

We expect to meet our long-term liquidity requirements through proceeds from secured or unsecured financings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations. We expect that our primary uses of capital will be for the payment of operating expenses, including interest expense on any outstanding indebtedness, for the payment of tenant improvements and repairs and maintenance and for the payment of distributions to our stockholders.

We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary. To the extent that cash flows from operations are lower then our current expectations due to lower returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash resulting from debt financing will be used to fund, certain capital expenditures, repayments of outstanding debt, or distributions to our stockholders. We did not have any material commitments for capital expenditures as of June 30, 2006.

As of June 30, 2006, we had cash and cash equivalents of approximately $3.1 million, which we expect to be used primarily to pay operating expenses and pay stockholder distributions.

As of June 30, 2006, we had approximately $116.3 million of debt outstanding, all of which are fixed rate term mortgage loans with a weighted average interest rate of 5.51%. Additionally the debt leverage ratio was approximately 59% and the weighted average years to maturity was 5.9.

Cash Flow Analysis

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005:

Net cash provided by operating activities increased approximately $1.8 million to approximately $3.5 million for the six months ended June 30, 2006 compared to approximately $1.7 million for the six months ended June 30, 2005. The increase was primarily due to a decrease in net income of approximately $230,000 offset by an increase in depreciation and amortization expense of approximately $1.6 million during 2006. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Net cash used in investing activities decreased approximately $78.2 million for the six months ended June 30, 2006 to $0 compared to approximately $78.2 million for the six months ended June 30, 2005. The decrease was primarily due to the acquisition of no properties during the six months ended June 30, 2006 compared to 17 properties acquired during the six months ended June 30, 2005.

Net cash from financing activities decreased approximately $79.9 million for the six months ended June 30, 2006 to approximately a net usage of $1.5 million for the six months ended June 30, 2006 compared to approximately $78.4 million for the six months ended June 30, 2005. The decrease was primarily due to a decrease of approximately $36.0 million in net proceeds from the issuance of common stock due to the completion of our Offering in September 2005. The decrease was also due to a decrease in net proceeds from the issuance of mortgage notes payable of approximately $43.8 million, as we did not issue any mortgage notes in 2006 compared to 17 in 2005.

During the six months ended June 30, 2006 and 2005, the Company paid distributions of $3,535,937, or 0.0583 per share, and $1,617,512, or an average of $0.0570 per share, respectively.

Election as a REIT

We are taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we then would be subject to federal income taxes on our taxable income for four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying consolidated financial statements, as we made distributions in excess of taxable income for the periods presented. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying financial statements.

Inflation

The real estate market has not been affected significantly by inflation in the past several years due to the relatively low inflation rate. However, in the event inflation does become a factor, the leases on the real estate we may acquire may not include provisions that would protect us from the impact of inflation.

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:

•	Investment in Real Estate Assets;
•	Allocation of Purchase Price of Acquired Assets;
•	Valuation of Real Estate Assets;
•	Revenue Recognition; and
•	Income Taxes.

A complete description of such policies and our considerations is contained in our registration statement on Form 10-SB, as amended. The information included in this quarterly report on Form 10-QSB should be read in conjunction with our audited consolidated financial statements as of December 31, 2005, and related notes thereto in our registration statement.

Commitments and Contingencies

We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 4 to our condensed consolidated financial statements for further explanations.

Related-Party Transactions and Agreements

We have entered into agreements with our Advisor and its affiliates, whereby we pay certain fees or reimbursements to our Advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. See Note 5 to our condensed consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

Item 3. Controls and Procedures

In accordance with Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

No events occurred during the quarter covered by this report that would require a response to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No events occurred during the quarter covered by this report that would require a response to this item.

Item 3. Defaults Upon Senior Securities

No events occurred during the quarter covered by this report that would require a response to this item.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2006 Annual Meeting of Stockholders on May 23, 2006. The following proposal received the votes at the 2006 Annual Meeting of Stockholders as set forth below:

Election of three persons to serve as members of the Company’s Board of Directors. The voting results for each of the three persons nominated were as follows:

Candidate	Votes For	Votes Withheld	Abstentions / Broker Non-Votes
Christopher H. Cole	5,988,700	159,000	N/A
Blair D. Koblenz	5,988,700	159,000	N/A
John M. Pons	5,988,700	159,000	N/A

There are no other members of the Company’s Board of Directors.

Item 5. Other Information

No events occurred during the quarter covered by this report that would require a response to this item.

Item 6. Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Credit Property Trust, Inc. (Registrant)

By:	/s/ Christopher H. Cole

Christopher H. Cole
Chief Executive Officer and President

By:	/s/ Blair D. Koblenz

Blair D. Koblenz
Executive Vice President and Chief Financial Officer

Date: August 14, 2006

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 (and are numbered in accordance with Item 601 of Regulation S-B).

Exhibit No.	Description
3.1	Articles of Incorporation. (Incorporated by reference to the Company’s Registration Statement on Form 10-SB filed on May 1, 2006).
3.2	Amended and Restated Bylaws. (Incorporated by reference to the Company’s Registration Statement on Form 10-SB filed on May 1, 2006).
10.1

Agreement of Limited Partnership of Cole Operating Partnership I, LP, dated April 6, 2004, between Cole Credit Property Trust, Inc. and the limited partners thereto. (Incorporated by reference to the Company’s Registration Statement on Form 10-SB filed on May 1, 2006).

10.2

Property Management and Leasing Agreement, dated April 6, 2004, among Cole Credit Property Trust, Inc., Cole Operating Partnership I, LP and Cole Realty Advisors, Inc. (f/k/a Fund Realty Advisors, Inc.). (Incorporated by reference to the Company’s Registration Statement on Form 10-SB filed on May 1, 2006).

10.3

Advisory Agreement, dated April 6, 2004, as amended, between Cole Credit Property Trust, Inc. and Cole REIT Advisors, LLC. (Incorporated by reference to the Company’s Registration Statement on Form 10-SB filed on May 1, 2006).

10.4

Dealer Manager Agreement, dated April 6, 2004, between Cole Credit Property Trust, Inc. and Cole Capital Corporation. (Incorporated by reference to the Company’s Registration Statement on Form 10-SB filed on May 1, 2006).

10.5

Escrow Agreement, dated April 7, 2004, between Cole Credit Property Trust, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to the Company’s Registration Statement on Form 10-SB filed on May 1, 2006).

10.6

Forward Rate Lock Agreement, dated May 3, 2005, between Wachovia Bank, N.A. and Cole Credit Property Trust, Inc. (Incorporated by reference to the Company’s Registration Statement on Form 10-SB filed on May 1, 2006).

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.