Form 10QSB
period 2006-09-30
Cole Credit Property Trust Inc
filed 2006-11-14
CIK 1289272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 10, 2006, there were 10,095,751 shares of common stock, par value $0.01, of Cole Credit Property Trust, Inc. outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes ☐ No ☒

COLE CREDIT PROPERTY TRUST, INC.

PART I

FINANCIAL INFORMATION

The accompanying unaudited condensed interim financial statements as of and for the three months and nine months ended September 30, 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto, included in the Company’s registration statement on Form 10-SB, as amended, for the year ended December 31, 2005. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report. The results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying condensed consolidated balance sheets and condensed consolidated statements of operations, and cash flows reflects all adjustments that are, in the Company’s opinion, necessary for a fair presentation of the aforementioned financial statements.

COLE CREDIT PROPERTY TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2006	2005
Assets:
Real estate assets, at cost:
Land	$54,952,528	$54,952,528
Buildings and improvements, less accumulated depreciation of $5,334,630 and $2,616,461 at September 30, 2006 and December 31, 2005, respectively	115,697,505	118,364,790
Acquired intangible lease assets, less accumulated amortization of $2,912,080 and $1,486,696 at September 30, 2006 and December 31, 2005, respectively	25,105,515	26,530,899
Total real estate assets	195,755,548	199,848,217

Cash and cash equivalents	2,745,594	1,063,092
Rents and tenant receivables	985,470	670,150
Prepaid expenses and other assets	147,817	513,622
Deferred financing costs, less accumulated amortization of $942,631 and $550,122 at September 30, 2006 and December 31, 2005, respectively	1,908,951	2,073,998
Total assets	$201,543,380	$204,169,079

Liabilities and Stockholders' Equity:
Mortgage notes payable	$116,299,500	$113,984,348
Accounts payable and accrued expenses	766,523	739,169
Due to affiliates	48,493	18,479
Acquired below market lease intangibles, less accumulated amortization of $356,618 and $203,143 at September 30, 2006 and December 31, 2005, respectively	1,868,139	2,021,614
Distributions payable	589,042	589,133
Prepaid rent	149,112	206,703
Total liabilities	119,720,809	117,559,446

Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $.01 par value; 90,000,000 shares authorized, 10,095,751 and 10,098,251 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	100,958	100,983
Capital in excess of par value	90,470,966	90,492,191
Accumulated distributions in excess of earnings	(8,749,353)	(3,983,541)
Total stockholders' equity	81,822,571	86,609,633
Total liabilities and stockholders' equity	$201,543,380	$204,169,079

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

COLE CREDIT PROPERTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenues:
Rental and other income	$3,929,117	$3,283,434	$11,780,791	$6,621,875
Tenant reimbursement income	69,507	97,000	216,856	106,715

Total revenue	3,998,624	3,380,434	11,997,647	6,728,590

Expenses:
General and administrative	197,526	57,068	624,030	139,230
Property operating expenses	75,952	97,480	233,143	107,195
Property and asset management fees	236,205	153,833	708,609	449,372
Depreciation	908,799	731,671	2,718,169	1,503,411
Amortization	445,083	351,750	1,334,001	766,229

Total operating expenses	1,863,565	1,391,802	5,617,952	2,965,437

Real estate operating income	2,135,059	1,988,632	6,379,695	3,763,153

Other income (expense):
Interest income	29,130	28,295	45,296	117,136
Interest expense	(1,812,396)	(1,415,729)	(5,887,955)	(2,863,005)

Total other expense	(1,783,266)	(1,387,434)	(5,842,659)	(2,745,869)

Net income	$351,793	$601,198	$537,036	$1,017,284

Weighted average number of common shares outstanding:
Basic and diluted	10,095,751	9,051,988	10,096,566	6,165,282

Net income per common share:
Basic and diluted	$0.03	$0.07	$0.05	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

COLE CREDIT PROPERTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2005
Cash Flows from Operating Activities:
Net income	$537,036	$1,017,284
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,718,169	1,503,411
Amortization	1,664,418	1,030,848
Changes in assets and liabilities:
Rents and tenant receivables	(315,320)	(351,824)
Prepaid expenses and other assets	(129,495)	816,805
Accounts payable and accrued expenses	27,354	253,505
Prepaid rent	(57,591)	(120,820)
Due to affiliates	30,014	34,893
Net cash provided by operating activities	4,474,585	4,184,102

Cash Flows from Investing Activities:
Investment in real estate and related assets	(50,884)	(123,090,421)
Acquired intangible lease assets	—	(12,945,302)
Acquired below market lease intangibles	—	803,943
Restricted cash	—	3,022,576
Net cash used in investing activities	(50,884)	(132,209,204)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	—	71,910,968
Common stock redemptions	(21,250)	—
Proceeds from mortgage and affiliate notes payable	6,385,152	90,310,600
Repayment of mortgage and affiliate notes payable	(4,070,000)	(22,496,000)
Refund of loan deposits	887,100	1,708,580
Payment of loan deposits	(391,800)	(1,630,000)
Escrowed investor proceeds liability	—	(3,872,550)
Offering costs on issuance of common stock	—	(6,547,376)
Distributions to investors	(5,302,939)	(2,984,281)
Deferred financing costs paid	(227,462)	(1,608,244)
Net cash (used in) provided by financing activities	(2,741,199)	124,791,697

Net increase (decrease) in cash and cash equivalents	1,682,502	(3,233,405)

Cash and cash equivalents, beginning of period	1,063,092	3,701,189

Cash and cash equivalents, end of period	$2,745,594	$467,784

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Dividends declared and unpaid	$589,042	$589,060
Mortgage notes assumed in real estate acquisitions	$—	$6,353,000
Supplemental Cash Flow Disclosures:
Interest paid	$5,041,138	$2,365,146

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

Note 1 — Organization

Cole Credit Property Trust, Inc. (the “Company”) was formed on March 29, 2004 and is a Maryland corporation that is organized and operating as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company’s business is conducted through Cole Operating Partnership I, LP (“Cole OP I”), a Delaware limited partnership. The Company is the sole general partner of and owns an approximately 99.99% partnership interest in Cole OP I. Cole REIT Advisors, LLC (“Cole Advisors”) the affiliate advisor to the Company, is the sole limited partner and owner of 0.01% (minority interest) of the partnership interests of Cole OP I.

On April 6, 2004, we commenced a private placement of shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts (the “Offering”). We commenced our principal operations on July 1, 2004, when we issued the initial 264,200 shares of our common stock in the Offering. We completed the Offering on September 16, 2005, after having raised aggregate gross proceeds of $100,331,320 through the sale of an aggregate of 10,097,251 shares of our common stock. We have redeemed 2,500 shares from our redemption program and as of September 30, 2006, 10,095,751 shares of our common stock were issued and outstanding.

At September 30, 2006 and December 31, 2005, the Company owned 41 properties comprising approximately 1,009,000 square feet of single-tenant commercial space located in nineteen states. At September 30, 2006 and December 31, 2005, these properties were 100% leased.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-QSB, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. Results for this interim period are not necessarily indicative of full year results. The information included in this Form 10-QSB should be read in conjunction with our audited consolidated financial statements as of December 31, 2005, filed with the Company’s registration statement on Form 10-SB, as amended, and related notes thereto.

Redeemable Common Stock

The Company will determine at the beginning of each fiscal year the maximum amount of shares that it may redeem during that year. The Company may use up to 1.0% of its annual cash flow to meet these redemption needs, including cash proceeds generated from new offerings, operating cash flow not intended for dividends, borrowings, and capital transactions such as asset sales or refinancings. The shares the Company redeems under its share redemption program will be cancelled and return to the status of authorized but unissued shares. The Company does not intend to resell such shares to the public unless they are first registered with the Securities and Exchange Commission under the Securities Act and under appropriate state securities laws or otherwise sold in compliance with such laws. As of September 30, 2006, the Company redeemed 2,500 shares at $8.50 per share under the share redemption program. The Company had no share redemptions in 2005.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

Reportable Segments

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company determined that it has one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate rental revenue and other income through the leasing of single-tenant properties, which comprised 100% of total consolidated revenues for each of the three months and nine months ended September 30, 2006 and 2005. Although the Company’s investments in real estate are geographically diversified throughout the United States and management evaluates operating performance on an individual property level each of the Company’s single-tenant properties has similar economic characteristics, tenants, and products and services. Therefore, our single-tenant properties have been aggregated into one reportable segment.

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

On May 31, 2006, the Company repaid the approximately $4.1 million variable rate mortgage outstanding on its Cinemagic movie theatre property located in Rochester, MN.

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

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

Note 5 — Related-Party Transactions and Arrangements

Certain affiliates of the Company receive fees and compensation in connection with the Offering, and the acquisition, management, and sale of the assets of the Company.

In connection with the Offering, the Company paid selling commissions of up to 7% of gross offering proceeds, all of which were reallowed by Cole Capital Corporation (“Cole Capital”) to participating broker-dealers. In addition, Cole Capital received up to 2.5% of gross proceeds, before reallowance to participating broker-dealers, as a dealer-manager fee. Cole Capital, in its sole discretion, reallowed a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on such factors as the volume of shares sold by such participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. During the nine months ended September 30, 2006 and 2005, the Company incurred $0 and approximately $4.4 million in commissions, respectively, all of which was reallowed to participating broker-dealers. During the nine months ended September 30, 2006 and 2005, the Company paid $0 and approximately $1.8 million to Cole Capital for dealer manager fees, respectively, of which $0 and approximately $412,000 was reallowed to participating broker dealers, respectively.

All organization and offering expenses (excluding selling commissions and the dealer-manager fee) were paid for by Cole Advisors or its affiliates and were reimbursed by the Company up to the lesser of 2% of gross offering proceeds or $800,000. During the three months ended September 30, 2006 and 2005, the Company reimbursed no amounts to Cole Advisors. During the nine months ended September 30, 2006 and 2005, the Company reimbursed Cole Advisors $0 and approximately $208,000, respectively.

Cole Advisors receives a finance coordination fee of up to 1% of the gross proceeds of any loan obtained in connection with an investment. The Company paid finance coordination fees to Cole Advisors of $0 and approximately $259,000 during the three months ended September 30, 2006 and 2005, respectively, and approximately $392,000 and approximately $779,000 during the nine months ended September 30, 2006 and 2005, respectively.

The Company pays Cole Realty Advisors, Inc., f/k/a Fund Realty Advisors, Inc. (“Cole Realty”), its affiliated property manager, fees for the management and leasing of the Company’s properties. Such fees are equal to 3% of gross revenues, plus leasing commissions at prevailing market rates, not to exceed the greater of $4.50 per square foot or 7.5% of the total lease obligation. Cole Realty or its affiliates also receive acquisition and advisory fees of up to 3% of the contract purchase price of each property. The Company paid property management fees to Cole Realty of approximately $114,000 and approximately $94,000 during the three months ended September 30, 2006 and 2005, respectively, and approximately $341,000 and approximately $190,000 during the nine months ended September 30, 2006 and 2005, respectively. The Company paid acquisition fees to Cole Realty of $0 and approximately $1.8 million during the three months ended September 30, 2006 and 2005, respectively, and $0 and approximately $3.8 million during the nine months ended September 30, 2006 and 2005, respectively.

The Company pays Cole Advisors a monthly asset management fee of up to 0.75% of the aggregate asset value of the Company’s assets. The fee is payable monthly. During the period from January 1, 2005 to June 30, 2005 and the period from July 1, 2005 to September 30, 2006, the Company paid Cole Advisors an asset management fee of 0.50% and 0.25% of the aggregate asset value of the Company’s assets, respectively. The Company is not obligated to pay any additional amounts for such periods. Cole Advisors has agreed to receive a fee of 0.25% of the aggregate asset value of Company’s assets, and waive the remaining 0.50% available, through December 31, 2006. However, Cole Advisors is not obligated to waive any fees beyond such date. The Company paid asset management fees to Cole Advisors of approximately $123,000 and approximately $60,000 during the three months ended September 30, 2006 and 2005, respectively, and approximately $368,000 and approximately $259,000 during the nine months ended September 30, 2006 and 2005, respectively.

If Cole Advisors, or its affiliates, provides substantial assistance in connection with the sale of one or more properties, the Company will pay Cole Advisors an amount equal to 3% of the contract price of each asset sold. In no event will the combined disposition fee paid to Cole Advisors, its affiliates and unaffiliated third parties exceed the reasonable, customary and competitive amount for such services. In addition, after investors have received a return of their net capital contributions and a 7.5% annual cumulative, non-compounded return, then Cole Advisors is entitled to receive 20% of the remaining net sale proceeds. During the three and nine months ended September 30, 2006 and 2005, the Company did not pay any fees or amounts to Cole Advisors relating to the sale of properties.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

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

The Company may reimburse Cole Advisors for expenses it incurs in connection with its provision of administrative services, including related personnel costs. The Company will not reimburse for personnel costs in connection with services for which Cole Advisors receives acquisition fees or disposition fees. During the three months and nine months ended September 30, 2006 and 2005, the Company did not reimburse Cole Advisors for any such costs.

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

Note 7 – New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” (“SFAS No. 157”) This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States (“GAAP”), and expands disclosures about the use of fair value to measure assets and liabilities. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. The statement requires fair value measurements be disclosed by level within the hierarchy. This statement does not require any new fair value measurements; however, the application of this statement may change current practice. SFAS No. 157 becomes effective for the Company beginning January 1, 2008. We are still assessing the impact of the adoption of SFAS No. 157. However, we do not expect SFAS No. 157 to have a material effect on our consolidated financial statements.

In September 2006, the FASB issued Interpretation FIN No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” (“FIN No. 48”) This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement sets forth criteria to recognize, derecognize, and measure benefits related to income taxes and establishes disclosure requirements pertaining to uncertainty in income tax assets and liabilities. SFAS No. 109 becomes effective for the Company beginning January 1, 2007. We are still assessing the impact of the adoption of FIN No. 48. However, we do not expect FIN No. 48 to have a material effect on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). Due to diversity in practice among registrants, SAB No. 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 is not expected to have a material impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the condensed notes thereto, and the other unaudited financial data included elsewhere in this Form 10-QSB. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and “Management’s Discussion and Analysis or Plan of Operations” for the year ended December 31, 2005, included in our registration statement on Form 10-SB, as amended.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-QSB include changes in general economic conditions, changes in real estate conditions, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows.

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

Overview

We derive a substantial portion of our revenue from our rental income. As a result, our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental income accounted for approximately 98% of total revenue during each of the nine months ended September 30, 2006 and 2005. As 100% of our properties are under lease, with an average remaining lease term of approximately 13.9 years, we believe our exposure to changes in commercial rental rates is substantially mitigated. As of September 30, 2006, the debt leverage ratio, which is the ratio of total real estate assets to mortgage notes payable, of our portfolio was approximately 60%. All of our debt is subject to fixed interest rates, ranging from 4.62% to 6.68%, with a weighted average remaining term of 5.7 years. In June 2006, we refinanced approximately $32.8 million of our variable rate debt with approximately $39.2 million of fixed rate debt and repaid the remaining approximately $4.1 million of our variable rate debt. As we have no outstanding variable rate debt, we believe our exposure to short-term changes in interest rates is mitigated. Additionally, as we have fully invested the proceeds from our Offering in commercial real estate, and we do not expect to dispose of any of the properties in the near future, our results of operations are not exposed to short-term changes in real estate prices, nor are we exposed to short-term changes in interest rates on future acquisitions.

Results of Operations

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005:

Revenue. Revenue increased approximately $618,000, or approximately 18%, to approximately $4.0 million for the three months ended September 30, 2006 compared to approximately $3.4 million for the three months ended September 30, 2005. The increase is primarily due to the ownership of an average of 41 properties during the three months ended September 30, 2006 compared to an average of 34 properties during the three months ended September 30, 2005. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for approximately 98% and 97% of total revenues during the three months ended September 30, 2006 and 2005, respectively.

General and Administrative Expenses. General and administrative expenses increased approximately $141,000, or approximately 246%, to approximately $198,000 for the three months ended September 30, 2006 compared to approximately $57,000 for the three months ended September 30, 2005. The increase was primarily due to increased accounting and legal fees of approximately $143,000, which was primarily due to expenses and fees associated with our financial statement audits, quarterly review and registration statement preparation and filing during the three months ended September 30, 2006, whereas such services were not provided during the three months ended September 30, 2005, and increases in other costs, such as professional fees of approximately $19,000, which were offset by decreases in organizational costs of approximately $16,000. The primary general and administrative expense items are legal and accounting fees, organizational costs, state franchise and income taxes, other licenses and fees, and insurance.

Property Operating Expenses. Property operating expenses decreased approximately $21,000 to approximately $76,000 for the three months ended September 30, 2006 compared to approximately $97,000 during the three months ended September 30, 2005. The decrease was primarily due to certain properties acquired during the three months ended September 30, 2005, which had high initial reimburseable operating expenses. The primary property operating expense items are repairs and maintenance, property taxes, and insurance.

Property and Asset Management Fees. Property and asset management fees increased approximately $82,000, or approximately 54%, to approximately $236,000 for the three months ended September 30, 2006 compared to approximately $154,000 during the three months ended September 30, 2005. Property management fees increased approximately $19,000 to approximately $114,000 during the three months ended September 30, 2006, from approximately $95,000 during the three months ended September 30, 2005. The increase in property management fees was primarily due to an increase in rental income to approximately $4.0 million during the three months ended September 30, 2006 from approximately $3.3 million during the three months ended September 30, 2005. Asset management fees increased approximately $63,000 to approximately $122,000 during the three months ended September 30, 2006 from approximately $59,000 during the three months ended September 30, 2005. The increase in asset management fees was primarily due to an increase in the average aggregate book value of properties owned to approximately $201.8 million during the three months ended September 30, 2006 from approximately $170.9 million during the three months ended September 30, 2005. The increase in aggregate book value was due to the purchase of 13 properties during the three months ended September 30, 2005.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased approximately $270,000, or approximately 25%, to approximately $1.4 million for the three months ended September 30, 2006 compared to approximately $1.1 million during the three months ended September 30, 2005. The increase was primarily due to an increase in the average aggregate book value of properties owned to approximately $201.8 million during the three months ended September 30, 2006 from approximately $170.9 million during the three months ended September 30, 2005. The increase in the average aggregate book value was due to the purchase of 13 properties during the three months ended September 30, 2005.

Interest Income. Interest income increased approximately $1,000 to approximately $29,000 for the three months ended September 30, 2006 compared to approximately $28,000 for the three months ended September 30, 2005. The increase was primarily due to higher interest rates on cash and cash equivalents.

Interest Expense. Interest expense increased approximately $397,000, or approximately 28%, to approximately $1.8 million for the three months ended September 30, 2006 compared to approximately $1.4 million during the three months ended September 30, 2005. The increase was primarily due to an approximately 27% increase in the average mortgage notes payable outstanding during the three months ended September 30, 2006, to approximately $116.3 million from approximately $91.6 million during the three months ended September 30, 2005. The increase in average mortgage notes outstanding was primarily due to the ownership of an average of 41 properties during the three months ended September 30, 2006, compared to the ownership of an average of 34 properties during the three months ended September 30, 2005. The increase in interest expense was also due in part to an increase in the weighted average interest rate payable on our debt to approximately 5.76% during the three months ended September 30, 2006 compared to approximately 5.38% during the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005:

Revenue. Revenue increased approximately $5.3 million, or approximately 78%, to approximately $12.0 million for the nine months ended September 30, 2006 compared to approximately $6.7 million for the nine months ended September 30, 2005. The increase was primarily due to the ownership of 30 properties acquired during 2005 for a full nine months in 2006 and the recording of rental income for such properties for a full nine months during 2006 compared to only 11 properties included in a full nine months during 2005. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for approximately 98% of total revenues during the nine months ended September 30, 2006 and the nine months ended September 30, 2005.

General and Administrative Expenses. General and administrative expenses increased approximately $485,000, or approximately 348%, to approximately $624,000 for the nine months ended September 30, 2006, compared to approximately $139,000 for the nine months ended September 30, 2005. The increase was primarily due to increased accounting and legal fees of approximately $477,000, which was primarily due to expenses and fees associated with our financial statement audits, quarterly reviews and registration statement preparation and filings during the nine months ended September 30, 2006, whereas such services were not provided during the nine months ended September 30, 2005, and increases in other costs, such as state franchise and income taxes of approximately $58,000, primarily due to the ownership of an average of 41 properties during the nine months ended September 30, 2006, compared to an average of 26 properties owned during the nine months ended September 30, 2005. The primary general and administrative expense items are legal and accounting fees, organizational costs, state franchise and income taxes, other licenses and fees, and insurance.

Property Operating Expenses. Property operating expenses increased approximately $126,000 to approximately $233,000 for the nine months ended September 30, 2006 compared to approximately $107,000 for the nine months ended September 30, 2005. The increase was primarily due to the acquisition of certain properties subsequent to June 30, 2005, for which we initially paid certain operating expenses and are reimbursed by the tenant subject to the respective lease agreements. At June 30, 2005, our portfolio consisted of properties in which each tenant pays substantially all expenses directly. The primary property operating expenses items are repairs and maintenance, property taxes, and insurance.

Property and Asset Management Fees. Property and asset management fees increased approximately $259,000, or approximately 58%, to approximately $709,000 for the nine months ended September 30, 2006 compared to approximately $449,000 for the nine months ended September 30, 2005. Property management fees increased approximately $151,000 to approximately $341,000 during the nine months ended September 30, 2006 from approximately $190,000 during the nine months ended September 30, 2005. The increase in property management fees was primarily due to an increase in rental income to approximately $11.8 million during the nine months ended September 30, 2006 from approximately $6.6 million during the nine months ended September 30, 2005. Asset management fees increased approximately $109,000 to approximately $368,000 during the nine months ended September 30, 2006 from approximately $259,000 during the nine months ended September 30, 2005. The increase in asset management fees was primarily due to an increase in the average aggregate book value of properties owned to approximately $201.8 million during the nine months ended September 30, 2006 from approximately $130.8 million during the nine months ended September 30, 2005, offset by a decrease in the asset management fee percentage to 0.25% of the monthly aggregate book value during the nine months ended September 30, 2006 from an average of approximately 0.42% for the nine months ended September 30, 2005. The reduced asset management fee percentage was due to an increase in the portion of the asset management fee waived by our advisor. The increase in average aggregate book value was due to the ownership of the 41 properties acquired prior to September 30, 2005 for a full nine months in 2006.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased approximately $1.8 million, or approximately 79%, to approximately $4.1 million for the nine months ended September 30, 2006 compared to approximately $2.3 million for the nine months ended September 30, 2005. The increase was primarily due to an increase in the average aggregate book value of properties owned to approximately $201.8 million during the nine months ended September 30, 2006 from approximately $130.8 million during the nine months ended September 30, 2005. The increase in aggregate book value was due to the ownership of the 41 properties acquired prior to September 30, 2005 for a full nine months in 2006.

Interest Income. Interest income decreased approximately $72,000, or approximately 61%, to approximately $45,000 for the nine months ended September 30, 2006 compared to approximately $117,000 for the nine months ended September 30, 2005. The decrease was primarily due to lower uninvested cash during the 2006 period offset by higher interest rates on the invested cash in the nine months ended September 30, 2006.

Interest Expense. Interest expense increased approximately $3.0 million, or approximately 106%, to approximately $5.9 million during the nine months ended September 30, 2006 compared to approximately $2.9 million for the nine months ended September 30, 2005. The increase was primarily due to an increase in the average mortgage notes payable outstanding during the nine months ended September 30, 2006 to approximately $115.1 million from approximately $68.2 million during the nine months ended September 30, 2005 and also due in part to approximately $448,000 of expense incurred to refinance three variable rate loans. The increase in average mortgage notes payable was primarily due to the ownership of the 41 properties acquired prior to September 30, 2005 for a full nine months in 2006.

Funds From Operations

We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of a REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictability over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trust’s (“NAREIT”) definition (as we do) or may interpret the current NAREIT definition differently than we do.

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

Our calculation of FFO is presented in the following table for the period ended as indicated:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net income	$351,793	$601,198	$537,036	$1,017,284
Add:
Depreciation of real estate assets	908,799	731,671	2,718,169	1,503,411
Amortization of lease related costs	445,083	351,750	1,334,001	766,229
FFO	$1,705,675	$1,684,619	$4,589,206	$3,286,924

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•

In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of approximately $118,000 and $114,000 during the three months ended September 30, 2006 and 2005, respectively, and approximately $353,000 and $237,000 during the nine months ended September 30, 2006 and 2005, respectively.

•

Amortization of deferred financing costs totaled approximately $100,000 and $139,000 during the three months ended September 30, 2006 and 2005, respectively, and approximately $393,000 and $308,000 during the nine months ended September 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

Overview

We expect to meet our short-term liquidity requirements through net cash provided by property operations. In June 2006, we refinanced approximately $32.8 million of our variable rate debt, including the approximately $12.8 million that was due to mature in 2006, with approximately $39.2 million of fixed rate debt, and repaid the remaining approximately $4.1 million of our variable rate debt. Approximately $7.8 million of the new fixed rate debt matures in 2011, with the remaining approximately $31.4 million maturing in 2016. The fixed interest rates for the new fixed rate debt range from 6.48% to 6.68% per annum. We currently do not have any variable rate debt, nor do we expect to assume any variable rate debt. Therefore, we believe our exposure to short-term changes in interest rates is minimal.

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

We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary. To the extent that cash flows from operations are lower then our current expectations due to lower returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash resulting from debt financing will be used to fund certain capital expenditures, repay outstanding debt, or distribute to our stockholders. We did not have any material commitments for capital expenditures as of September 30, 2006.

As of September 30, 2006, we had cash and cash equivalents of approximately $2.7 million, which we expect to be used primarily to pay operating expenses and pay stockholder distributions.

As of September 30, 2006, we had approximately $116.3 million of debt outstanding, all of which are fixed rate term mortgage loans with a weighted average interest rate of 5.76%. Additionally the debt leverage ratio, which is the ratio of total real estate assets to mortgage notes payable, was approximately 60% and the weighted average years to maturity was 5.7.

Cash Flow Analysis

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005:

Net cash provided by operating activities increased approximately $290,000 to approximately $4.5 million for the nine months ended September 30, 2006 compared to approximately $4.2 million for the nine months ended September 30, 2005. The increase was primarily due to a decrease in net income of approximately $480,000 offset by an increase in depreciation and amortization expense of approximately $1.8 million during 2006. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Net cash used in investing activities decreased approximately $132.2 million for the nine months ended September 30, 2006 to approximately $51,000 compared to approximately $132.2 million for the nine months ended September 30, 2005. The decrease was primarily due to no properties acquired during the nine months ended September 30, 2006 compared to 30 properties acquired during the nine months ended September 30, 2005.

Net cash from financing activities decreased approximately $127.5 million for the nine months ended September 30, 2006 to a net cash usage of approximately $2.7 million for the nine months ended September 30, 2006 compared to cash generated by approximately $124.8 million for the nine months ended September 30, 2005. The decrease was primarily due to a decrease of approximately $65.4 million in net proceeds from the issuance of common stock due to the completion of our Offering in September 2005. The decrease was also due to a decrease in net proceeds from the issuance of mortgage and affiliate notes payable of approximately $82.5 million, as we did not issue any mortgage notes in connection with acquisitions in 2006 compared to 26 in 2005.

During the nine months ended September 30, 2006, and 2005 the Company declared distributions of approximately $5.3 million and approximately $3.2 million, respectively, and paid distributions of approximately $5.3 million and approximately $3.0 million, respectively.

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

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:

•	Investment in Real Estate Assets;
•	Allocation of Purchase Price of Acquired Assets;
•	Valuation of Real Estate Assets;
•	Revenue Recognition; and

•	Income Taxes. See Note 7 to our condensed consolidated financial statements on FASB Interpretation No. 48.

A complete description of such policies and our considerations is contained in our registration statement on Form 10-SB, as amended. The information included in this quarterly report on Form 10-QSB should be read in conjunction with our audited consolidated financial statements as of December 31, 2005 and related notes thereto in our registration statement.

Commitments and Contingencies

We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 4 to our condensed consolidated financial statements for further explanations.

Related-Party Transactions and Agreements

We have entered into agreements with Cole Advisors and its affiliates, whereby we pay certain fees or reimbursements to Cole Advisors or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. See Note 5 to our condensed consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

Item 3. Controls and Procedures

In accordance with Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2006, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance, not absolute assurance, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance, only reasonable assurance, that all control issues and instances of fraud and error, if any, within a company have been detected.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Blair D. Koblenz
Executive Vice President and Chief Financial Officer

Date: November 14, 2006

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 (and are numbered in accordance with Item 601 of Regulation S-B).

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