Form 10KSB
period 2006-12-31
Cole Credit Property Trust Inc
filed 2007-04-02
CIK 1289272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)

☒ Annual Report Under Section 13 or 15(d) of the Securities Exchange Act

of 1934

For The Fiscal Year Ended December 31, 2006

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange

Act of 1934 For the transition period from ________ to ________

Commission file number: 000-51962

COLE CREDIT PROPERTY TRUST, INC.

----------------------------------------------------------------

(name of small business issuer in its charter)

Maryland 20-0939158

--------------------------------- -------------------------------

(State or other jurisdiction of

incorporation or organization) (IRS Employee Identification No.)

2555 East Camelback Road, Suite 400, Phoenix, Arizona 85016

----------------------------------------------------------------

(Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code: (602) 778-8700

Securities registered under Section 12(b) of The Exchange Act:

Title of each class Name of each exchange on which registered

None None

------ ------

Securities Registered under Section 12(g) Of The Exchange Act:

Common Stock, par value $0.01 per share

(Title of class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year – $16,071,644.

As of January 31, 2007 there were 10,075,751 shares of the issuer’s common stock, $0.01 par value, held by non-affiliates. Based on the price at which the stock was sold the aggregate market value of the common stock held by non-affiliates of the issuer was $100,757,510.

(Applicable Only to Corporate Registrants)

As of March 30, 2007, there were 10,075,751 shares of common stock outstanding.

(Documents Incorporated By Reference)

Portions of the issuer’s proxy statement relating to the issuer’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

Transitional Small Business Disclosure Format (Check One): Yes ☐	No ☒

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-KSB of Cole Credit Property Trust, Inc. other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report is filed with the Securities and Exchange Commission (“SEC”). We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-KSB, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Cole Credit Property Trust, Inc. is a Maryland corporation formed on March 29, 2004. We qualified as a real estate investment trust (“REIT”) beginning with the year ended December 31, 2004. We are the sole general partner of Cole Operating Partnership I, LP, a Delaware limited partnership, which we refer to in this Annual Report on Form 10-KSB as our “operating partnership” or “Cole OP I.” We refer to Cole Credit Property Trust, Inc. and, where required by the context in which the term is used, the operating partnership, as the “Company”, “we”, “us” and “our.”

We were organized to acquire and operate commercial real estate primarily consisting of net leased, freestanding, single tenant, income-generating retail properties located throughout the United States. As of March 30, 2007, we owned 41 properties located in 19 states, comprising approximately 1.0 million rentable square feet. At March 30, 2007, these properties were 100% leased. See “Item 2. Description of Properties” below.

Substantially all of our business is conducted through our operating partnership. We own an approximately 99.99% interest in Cole OP I as its general partner. The remaining approximately 0.01% of Cole OP I is held as a limited partner’s interest by Cole REIT Advisors, LLC (“Cole Advisors”), which is our affiliated advisor.

Cole Advisors acts as our advisor pursuant to an advisory agreement and is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf as well as making recommendations as to dispositions of assets. Our board of directors exercises fiduciary duties in reviewing these recommendations and determining to approve or reject proposed transactions. Our advisor also provides asset management, marketing, investor relations and other administrative services on our behalf. Our agreement with Cole Advisors is for a one-year term and is reconsidered on an annual basis by our board of directors. We have no employees and rely upon our advisor to provide substantially all of our services.

On April 6, 2004, we commenced a private placement of shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts (the “Offering”). We commenced our principal operations on July 1, 2004, when we issued the initial 264,200 shares of our common stock in the Offering. Prior to such date, we were considered a development stage company. We completed the Offering on September 16, 2005, after having raised aggregate gross proceeds of $100,331,320 through the sale of an aggregate of 10,097,251 shares of our common stock. As of March 30, 2007, 10,095,751 shares of our common stock were issued and outstanding and held by 1,461 stockholders of record.

We issued our common stock in the Offering in reliance upon exemptions from the registration requirements of the Securities Act and state securities laws. As a result, our stockholders may not transfer the shares of common stock except pursuant to an effective registration statement or pursuant to an exemption from registration. Our common stock is not currently listed on a national exchange or inter-dealer quotation system and there currently is no market for our common stock. We do not intend to list our shares at this time. We do not anticipate that there will be any market for our common stock until our shares are listed or quoted. However, once a stockholder has held our shares for at least one year, he or she may be able to have the shares repurchased by us pursuant to our share redemption program.

As of December 31, 2005, we had fully invested the proceeds from the Offering in 41 freestanding, single-tenant properties for an aggregate purchase price of approximately $195.5 million exclusive of closing costs. We do not anticipate acquiring any additional properties, unless we were to dispose of any of our properties in the ordinary course of business, in which case we would expect to reinvest the sales proceeds in additional properties. We currently have no plans to dispose of any of our properties.

We expect to hold the properties that we acquire for approximately six to eight years, and return to our stockholders all or a portion of their capital contributions in connection with the sale of our properties or our company.

Alternatively, our board of directors may determine to list our shares of common stock on a national securities exchange. Pursuant to our charter, if we do not list our shares of common stock on a national securities exchange on or before February 1, 2016, we will be required to either:

•	seek stockholder approval of an extension or amendment to this listing deadline; or
•	seek stockholder approval to adopt a plan of liquidation.

If we do not list the shares by such date, and do not obtain stockholder approval of an extension or amendment to the listing deadline, we then would be required to seek stockholder approval of our plan of liquidation. If we seek and fail to obtain stockholder approval of our plan of liquidation, our charter would not require us to list or liquidate and we could continue to operate as before. If we seek and obtain stockholder approval of our plan of liquidation, we would begin an orderly sale of our properties and distribute our net proceeds from liquidation to our stockholders.

Our principal executive offices are located at 2555 East Camelback Road, Suite 400, Phoenix, Arizona 85016. Our telephone number is (602) 778-8700.

Investment Objectives and Policies

General

Our objective is to invest primarily in net leased, freestanding, single-tenant, income-generating retail properties located throughout the United States. Our primary investment objectives are:

•	to provide current income for our stockholders through the payment of cash distributions;
•	to preserve and return our stockholders’ capital contributions; and
•	to realize growth in the value of our properties upon the ultimate sale of such properties.

Our board of directors may revise our investment policies, which we describe in more detail below, without the concurrence of our stockholders. Our board reviews our investment policies at least annually to determine that our policies are in the best interest of our stockholders.

Primary Investment Focus

We primarily own and invest in net leased, freestanding, single-tenant, income-generating retail properties located throughout the United States. Our current investments are indirect investments in such properties through wholly-owned subsidiaries of Cole OP I. We may also invest in other entities that own or invest in, directly or indirectly, interests in such properties. We seek to own and maintain a portfolio of real estate that is diversified by geographical location and by type and size of retail centers. Our properties consist of real estate primarily improved for use as retail establishments and principally are freestanding, single-tenant retail properties. However, we are not limited to investments in single-tenant retail properties. Many of our properties are leased to tenants in the chain or franchise retail industry, including but not limited to convenience stores, drug stores, home improvement stores, automobile dealerships and sporting goods properties. Our advisor monitors industry trends and invests in properties that we believe to provide the most favorable return balanced with risk. Our management targets primarily retail businesses with established track records.

We believe that our focus on the acquisition of net leased, freestanding, single-tenant, income-generating retail properties located throughout the United States presents lower investment risks and greater stability than other sectors of today’s commercial real estate market. Unlike funds that invest in a limited number of large investments in large, multi-tenant properties, our portfolio is diversified into a larger number of assets, with the result that lower than expected results of operations from one or a few investments will not preclude our ability to realize our investment objectives of cash flow, preservation of capital and capital appreciation from our overall portfolio. Our management believes that freestanding retail properties, as opposed to investments in shopping centers, malls or other large retail complexes as a whole, offer a distinct investment advantage since these properties generally offer superior locations that are less dependent on the financial stability of adjoining tenants. In addition, since we acquired properties that are geographically diverse, we will reduce the potential adverse impact of economic downturns in local markets.

We apply credit underwriting criteria to the tenants of existing properties and when re-leasing properties in our portfolio. Tenants of our properties typically are large national or super-regional retail chains that have significant net worth and operating income. Generally these tenants and/or the lease guarantors are experienced multi-unit operators with a history of success as measured by profitable unit-level store performance and positive cash from operations.

Our tenants include investment grade tenants, non-investment grade tenants and non-rated tenants. Our policy does not limit the percentage of our assets that may consist of properties rented to non-investment grade and non-rated tenants. A tenant is considered “investment grade” when the tenant has a debt rating by Moody’s of Baa3 or better or a credit rating by Standard & Poor’s of BBB- or better, or its payments are guaranteed by a company with such a debt rating. As of March 30, 2007, approximately 30% of all scheduled lease payments were projected to be derived from tenants that maintain an investment grade credit rating; while approximately 25% and 45% of scheduled lease payments are projected to be derived from non-investment grade tenants and non-rated tenants, respectively. Changes in tenant credit ratings, coupled with future acquisition and disposition activity, may increase or decrease our concentration of investment grade tenants in the future.

A tenant is considered "non-investment grade" when the tenant has a debt rating by either Moody's or Standard & Poor's that is below investment grade. A tenant is considered "non-rated" if it has not been rated by a credit rating agency. Generally, our non-investment grade tenants have significant net worth and operating income and financial profiles that our advisor believes meet our investment objectives of cash flow, preservation of capital and capital appreciation. In evaluating the credit worthiness of a tenant or prospective tenant, our advisor does not use specific quantifiable standards, but does consider many factors, including with the proposed terms of the acquisition. The factors that our advisor considers include the financial condition of the tenant and/or guarantor, credit agency reports (if any), the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and the lease length and terms at the time of the acquisition.

Other Possible Investments

Although most of our property acquisitions are of the type described above, we have made, and may continue to make, other investments. For example, we are not limited to investments in single-tenant retail properties or properties leased to investment grade tenants. Our policy does not limit the percentage of our assets that may consist of properties rented to non-investment grade and non-rated tenants. We have invested, or may invest in the future, in other commercial properties, such as shopping centers, business and industrial parks, manufacturing facilities, office buildings and warehouse and distribution facilities in order to reduce overall portfolio risks or enhance overall portfolio returns. We made such investments only after our advisor determined that it would be advantageous to do so. It is our policy to limit our investments in non-freestanding, single-tenant retail properties and mortgage loans to 20% the aggregate value of our investment portfolio at the time of the investment in such property or mortgage. The Company may exceed this policy limit with the approval of the board of directors.

We have not made, and do not intend to make, loans to other persons, to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than interests in real estate.

Investment Decisions

Cole Advisors has substantial discretion with respect to the selection of specific investments and the purchase and sale of our properties, subject to the approval of our board of directors. In pursuing our investment objectives and making investment decisions for us, Cole Advisors evaluates the proposed terms of the purchase against all aspects of the transaction, including the condition and financial performance of the property, the terms of existing leases and the creditworthiness of the tenant and/or lease guarantor, and property and location characteristics. Because the factors considered, including the specific weight we place on each factor, vary for each investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.

In addition to procuring and reviewing an independent valuation estimate and property condition report, our advisor also considers the following:

•	unit level store performance;
•	property location, visibility and access;
•	age of the property, physical condition and curb appeal;
•	the prospects for long-range appreciation and liquidity;
•	suitability of the property for any development contemplated or in progress;
•	the property’s income producing capacity;
•	tax considerations;
•	neighboring property uses;
•	local market conditions including vacancy rates;
•	area demographics, including trade area population and average household income;
•	neighborhood growth patterns and economic conditions;
•	presence of nearby properties that may positively impact store sales at the subject property; and
•

lease terms including length of lease term, scope of landlord responsibilities, presence and frequency of contractual rental increases, renewal option provisions, exclusive and permitted use provisions, co-tenancy requirements and termination options.

Our advisor considers properties leased and/or guaranteed by companies that maintain an investment grade rating by either Standard and Poor’s or Moody’s Investor Services. Our advisor also considers non-rated and non-investment grade rated tenants that we believe have significant net worth and operating income.

Conditions to Closing Our Acquisitions

Generally, we condition our obligation to close the purchase of any investment on the delivery and verification of certain documents from the seller or developer, including, where appropriate:

•	plans and specifications;
•	surveys;
•	evidence of marketable title, subject to such liens and encumbrances as are acceptable to Cole Advisors;
•	financial statements covering recent operations of properties having operating histories;
•	title and liability insurance policies; and
•	tenant estoppel certificates.

We generally will not purchase and have not purchased any property unless and until we obtain what is generally referred to as a “Phase I” environmental site assessment and are generally satisfied with the environmental status of the property. However, we may purchase a property without obtaining such an assessment if our advisor determines it is not warranted. A Phase I environmental site assessment basically consists of a visual survey of the building and the property in an attempt to identify areas of potential environmental concerns, visually observing neighboring properties to assess surface conditions or activities that may have an adverse environmental impact on the property, and contacting local governmental agency personnel who perform a regulatory agency file search in an attempt to determine any known environmental concerns in the immediate identity of the property. A Phase I environmental site assessment does not generally include any sampling or testing of soil, ground water or building materials from the property and may not reveal all environmental hazards on the property. We currently do not own any properties that are in development and do not intend to acquire any properties that are in development.

Ownership Structure

Our investment in real estate generally takes the form of holding fee title or a long-term leasehold estate. We acquire such interests either directly through our operating partnership or indirectly through limited liability companies that are wholly-owned by our operating partnership. In addition, in certain cases we purchased properties and leased them back to the sellers of such properties and we may engage in these types of sale-leaseback transactions in the future. While we use our best efforts to structure any such sale-leaseback transaction such that the lease is characterized as a “true lease” so that we will be treated as the owner of the property for federal income tax purposes, the Internal Revenue Service could challenge such characterization. In the event that any such sale-leaseback transaction is recharacterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed.

Borrowing Policies

We believe that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. The number of different properties that we acquired has been affected by the amount of funds available to us. Accordingly, utilizing borrowings allowed us to increase the number of our acquisitions and our diversification. There is no limitation on the amount we can borrow for the purchase of any property or other investment. However, we intend to limit our borrowings so that we generally will not borrow in the aggregate in excess of 60% of the value of our real estate related assets. As of December 31, 2006, we had approximately $116.3 million in aggregate principle amount of borrowings outstanding, which represented approximately 58% of the aggregate value of our real estate related assets (based on the purchase price of the assets). See Item 2. “Description of Properties – Mortgage Information” below.

Disposition Policies

We intend to hold each property we acquire for an extended period of time, generally six to eight years. However, circumstances might arise that could result in the early sale of some properties. We may sell a property before the end of the expected holding period if we believe the sale of the property would be in the best interests of our company and our stockholders. As of December 31, 2006, we had not sold any properties.

The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions and current tenant creditworthiness, with a view to achieving maximum capital appreciation. We cannot assure you that this objective will be realized. The selling price of a property that is net leased will be determined in large part by the amount of rent payable remaining under the lease. In connection with our sales of properties we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. The terms of payment will be affected by custom in the area in which the property being sold is located and the then-prevailing economic conditions.

Conflicts of Interest

We are subject to various conflicts of interest arising out of our relationship with Cole Advisors, our advisor, and its affiliates, including conflicts related to the arrangements pursuant to which Cole Advisors and its affiliates will be compensated by us. Additionally, each of our directors is an affiliate of Cole Advisors as well as other Cole-sponsored real estate programs.

The agreements and compensation arrangements between us and our advisor and its affiliates were not determined by arm’s-length negotiations. Some of the conflicts of interest in our transactions with our advisor and its affiliates, and the limitations on our advisor adopted to address these conflicts, are described below.

Our advisor and its key personnel and affiliates have and will continue to try to balance our interests with their duties to other Cole-sponsored programs. However, to the extent that our advisor or its key personnel and affiliates take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to our stockholders and the value of our stock. In addition, our directors, officers and certain of our stockholders may engage for their own account in business activities of the types conducted or to be conducted by our subsidiaries and us.

Interests in Other Real Estate Programs

An affiliate of our directors and our advisor acts as an advisor to, and our officers and a director act as officers and a director of, Cole Credit Property Trust II, Inc., which is a real estate investment trust that has similar investment objectives to us. Affiliates of our directors and officers and entities owned or managed by such affiliates also may acquire or develop real estate for their own accounts, and have done so in the past. Furthermore, affiliates of our directors and officers and entities owned or managed by such affiliates intend to form additional real estate investment entities in the future, whether public or private, which can be expected to have the same or similar investment objectives and policies as we do and which may be involved in the same geographic area. Our advisor, its affiliates and affiliates of our directors and officers are not obligated to present to us any particular investment opportunity that comes to their attention, even if such opportunity is of a character that might be suitable for investment by us. Our advisor and its affiliates, as well as our officers and directors, likely will experience conflicts of interest as they simultaneously perform services for us and other affiliated real estate programs.

Any affiliated entity, whether or not currently existing, could compete with us in the sale or operation of the properties. We will seek to achieve any operating efficiency or similar savings that may result from affiliated management of competitive properties. However, to the extent that affiliates own or acquire property that is adjacent, or in close proximity, to a property we own, our property may compete with the affiliate’s property for tenants or purchasers.

Every transaction that we enter into with our advisor or its affiliates is subject to an inherent conflict of interest. Our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and our advisor or any of its affiliates.

Other Activities of Cole Advisors and its Affiliates

We rely on Cole Advisors for the day-to-day operation of our business pursuant to an advisory agreement. As a result of the interests of members of its management, as well as the interests of our directors and officers, in other Cole-sponsored programs and the fact that they have also engaged and will continue to engage in other business activities, Cole Advisors and its key personnel and affiliates, as well as our directors and officers, will have conflicts of interest in allocating their time between us and other Cole-sponsored programs and other activities in which they are involved. However, Cole Advisors believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to all of the Cole-sponsored programs and other ventures in which they are involved.

Each of our directors and executive officers, including Christopher H. Cole, who also serves as the chairman of our board of directors, also serves as an officer of our advisor, our property manager, our dealer manager and other affiliated entities. As a result, these individuals owe duties to these other entities that may conflict with the duties that they owe to us and our stockholders.

We have purchased, and in the future may purchase properties or interests in properties from affiliates of Cole Advisors. The prices we pay to affiliates of our advisor for these properties will not be the subject of arm’s-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated with unaffiliated parties.

Competition in Acquiring, Leasing and Operating of Properties

Conflicts of interest will exist to the extent that we have acquired, and in the future may acquire, properties in the same geographic areas where properties owned by other Cole-sponsored programs are located. In such a case, a conflict could arise in the leasing of properties in the event that we and another Cole-sponsored program were to compete for the same tenants in negotiating leases, or a conflict could arise in connection with the resale of properties in the event that we and another Cole-sponsored program were to attempt to sell similar properties at the same time. Conflicts of interest may also exist at such time as we or our affiliates managing property on our behalf seek to employ developers, contractors or building managers, as well as under other circumstances. Cole Advisors seeks to reduce conflicts relating to the employment of developers, contractors or building managers by making prospective employees aware of all such properties seeking to employ such persons. In addition, Cole Advisors seeks to reduce conflicts that may arise with respect to properties available for sale or rent by making prospective purchasers or tenants aware of all such properties. However, these conflicts cannot be fully avoided in that there may be established differing compensation arrangements for employees at different properties or differing terms for resale or leasing of the various properties.

Affiliated Dealer Manager

Cole Capital Corporation (“Cole Capital”), an affiliate of Cole Advisors, acted as the dealer manager in our Offering. As a result, we did not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the Offering. During the the period from inception (March 29, 2004) to September 16, 2005, when we completed our Offering, we paid an aggregate of approximately $6,427,000 in commissions and approximately $2,527,000 in dealer manager fees in connection with our Offering. Cole Capital reallowed all of the commissions and approximately $597,000 of the dealer manager fees to other non-affiliated third party broker-dealers in connection with the sale of shares in the Offering.

Affiliated Property Manager

Our properties are, and we anticipate that properties we acquire in the future, if any, will be, managed and leased by our affiliated property manager, Cole Realty Advisors, Inc., f/k/a Fund Realty Advisors, Inc. (“Cole Realty”), pursuant to a property management and leasing agreement. Cole Realty also serves as property manager for properties owned by Cole affiliated real estate programs, some of which may be in competition with our properties. Management fees to be paid to our property manager are based on a percentage of the rental income received by the managed properties.

Lack of Separate Representation

Morris, Manning & Martin, LLP acts, and may in the future act, as counsel to us, Cole Advisors, and certain of our respective affiliates. There is a possibility that in the future the interests of the various parties may become adverse, and under the Code of Professional Responsibility of the legal profession, Morris, Manning & Martin, LLP may be precluded from representing any one or all of such parties. In the event that a dispute were to arise between us, Cole Advisors, or any of our respective affiliates, separate counsel for such matters will be retained as and when appropriate.

Receipt of Fees and Other Compensation by Cole Advisors and Its Affiliates

We paid to, and will continue to pay fees to, Cole Advisors and its affiliates in connection with our operation, purchases and sales of properties, commissions, fees and other compensation, including acquisition and advisory fees, the dealer manager fee, property management and leasing fees, real estate brokerage commissions and participation in nonliquidating net sale proceeds. However, the fees and compensation payable to Cole Advisors and its affiliates relating to the net sale proceeds from the sale of properties will only be payable after the return to the stockholders of their capital contributions plus cumulative returns on such capital. Subject to oversight by our board of directors, Cole Advisors will have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, Cole Advisors may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that such fees will generally be payable to Cole Advisors and its affiliates regardless of the quality of the properties acquired or the services provided to us.

Policies With Respect to Conflicts of Interest

In order to reduce or eliminate certain potential conflicts of interest, we adopted certain policies relating to transactions we enter into with our affiliates and allocation of investment opportunities among affiliated entities.

Transactions with Affiliates. Our policy is that the terms on which our relationships are conducted with our advisor or any of its affiliates will be fair to us and on terms and conditions no less favorable to us than can be obtained from independent third parties for comparable services in the same location.

Conflict Resolution Procedures with Respect to Acquisition of Properties. We and our advisor and its affiliates have agreed on certain steps to eliminate potential conflicts in connection with selecting properties for purchase when the property is suitable, under all of the factors considered by our advisor, for us and one or more other entities affiliated with our advisor. The affiliated parties will first consider which programs have funds for investment and will offer the property first to the program that has had the largest period of time elapse since it was offered an investment opportunity. In determining suitability, the factors that will be considered include cash requirements of each program, the effect of the acquisition on diversification by type of property, geographic area and type of tenant, anticipated cash flow, purchase price, and size of the investment. We and our advisor reserve the right to make adjustments in such determinations if delays occur and an acquisition does not close when anticipated.

Employees

We have no direct employees. The employees of Cole Advisors and other affiliates of our advisor provide services for us related to acquisition, property management, asset management, accounting, investor relations, and all other administrative services.

We are dependent on our advisor and its affiliates for services that are essential to us, including asset acquisition and disposition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.

We may reimburse Cole Advisors and its affiliates for expenses incurred in connection with its provision of administrative services to us, including personnel costs, subject to certain limitations. During the years ended December 31, 2006 no amounts were reimbursed to Cole Advisors and its affiliates for such services.

Insurance

Generally, our leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. As a precautionary measure, our advisor may obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance that covers one year of annual rent in the event of a rental loss. The secondary insurance coverage names the ownership entity as the named insured on the policy. The insurance coverage insures Cole Holdings Corporation and any entity formed under Cole Holdings Corporation.

Some leases do require that we procure the insurance for both commercial general liability and property damage insurance; however, the premiums are fully reimbursable from the tenant. In the event we procures such insurance, the policy lists us as the named insured on the policy and the tenant as the additional insured.

Tenants are required to provide proof of insurance by furnishing a certificate of insurance to our advisor on an annual basis. The insurance certificates are carefully tracked and reviewed for compliance by our property manager.

Competition

As we purchase properties for our portfolio, we are in competition with other potential buyers for the same properties, and may have to pay more to purchase the property then we would if there were no other potential acquirers or will have to locate another property that meets our investment criteria. Although our properties currently are 100% leased and we have acquired, and intend to continue to acquire, properties subject to existing leases, the leasing of real estate is highly competitive in the current market, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

Concentration of Credit Risk

At December 31, 2006, we had cash on deposit in one financial institution which was approximately $2,214,000 in excess of federally insured levels, however, we have not experienced any losses in such accounts. We limit investment of cash investments to financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on cash.

As of December 31, 2006, four tenants in the drugstore industry, one tenant in the auto sales industry and one tenant in the home improvement industry accounted for approximately 37%, 10%, and 10%, of our 2006 gross annualized base rental revenues. Additionally we have certain geographic concentration in our property holdings. In particular, as of December 31, 2006, eight of our properties were located in Texas and four of our properties were located in Kansas, accounting for approximately 24% and 16% of our 2006 gross annualized base rental revenues.

Requirements for Qualification as a REIT

We qualified as a REIT commencing with the taxable year ended December 31, 2004. To continue to qualify as a REIT, we must meet, and we must continue to meet, certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. Accordingly, to the extent we continue to meet the REIT qualifications, we generally will not be subject to federal corporate income tax so long as we distribute at least 90% of our REIT taxable income to our stockholders.

If we fail to qualify as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to qualify as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions.

ITEM 2.	DESCRIPTION OF PROPERTIES

Overview

As of December 31, 2005, we had fully invested the proceeds from the Offering in 41 freestanding, single-tenant properties for an aggregate purchase price of approximately $195.5 million. We do not anticipate acquiring any additional properties, unless we were to dispose of any of our properties in the ordinary course of business, in which case we would expect to reinvest the sales proceeds in additional properties. We currently have no plans to dispose of any of our properties.

We have included a description of the types of real estate in which we may invest, and our investment policies and limitations on investment and the competitive conditions in which we operate under “Item 1. Description of Business” above. We believe our properties are suitable for their intended use and are adequately insured. We have no plans for renovation or improvement of such properties.

As of December 31, 2006, through separate wholly-owned subsidiaries of our operating partnership, we owned a 100% fee simple interest in the following properties, each of which is 100% leased to single tenants with an average remaining lease term of approximately 13 years:

					2006	2006	Percentage of Total
	Acquisition		Square	Purchase	Annualized	Rent Per	2006 Annualized
Property	Date	Location	Feet	Price	Gross Base Rent	Square Foot	Gross Base Rent
Wawa convenience store	July 2004	Vineland, NJ	5,603	$4,499,389	$361,262	$64.48	2.31%
Wawa convenience store	July 2004	Newark, DE	5,600	4,496,177	399,513	71.34	2.56%
Wawa convenience store	July 2004	Clifton Heights, PA	4,694	3,769,433	361,262	76.96	2.31%
Walgreens drugstore	August 2004	Houston, TX	12,851	2,195,000	177,804	13.84	1.14%
Walgreens drugstore	September 2004	Lawrence, KS	12,885	2,721,000	217,750	16.90	1.39%
Rite Aid drugstore	October 2004	Memphis, TN	11,064	3,400,000	329,691	29.80	2.11%
Rite Aid drugstore	October 2004	Warren, OH	11,267	3,255,000	300,208	26.64	1.92%
CarMax auto dealership	November 2004	Merriam, KS	55,466	18,350,000	1,630,094	29.39	10.43%
Walgreens drugstore	November 2004	Cahokia, IL	13,422	2,373,500	192,890	14.37	1.23%
Walgreens drugstore	November 2004	Cleveland, OH	13,500	2,225,000	178,600	13.23	1.14%
Lowe's home improvement	December 2004	Texas City, TX	130,497	11,000,000	862,585	6.61	5.52%
Lowe's home improvement	January 2005	Jonesboro, AR	126,405	10,400,000	754,637	5.97	4.83%
CVS drugstore	March 2005	Whiteville, NC	10,055	2,670,000	186,150	18.51	1.19%
Rite Aid drugstore	April 2005	Bangor, ME	13,100	4,250,000	354,715	27.08	2.27%
Tractor Supply specialty retailer	April 2005	Woodstock, VA	22,670	3,015,000	232,398	10.25	1.49%
Sherwin Williams specialty retailer	May 2005	Angola, IN	5,010	1,091,500	86,129	17.19	0.55%
Sherwin Williams specialty retailer	May 2005	Ashtabula, OH	5,400	758,560	60,177	11.14	0.39%
Sherwin Williams specialty retailer	May 2005	Boardman, OH	6,000	915,140	72,391	12.07	0.46%
Apria Healthcare medical supply	May 2005	Indianapolis, IN	82,750	7,100,000	547,773	6.62	3.51%
Gander Mountain sporting goods	May 2005	Houston, TX	88,492	12,886,000	1,147,486	12.97	7.35%
CVS drugstore	June 2005	Lago Vista, TX	13,813	4,847,860	378,133	27.38	2.42%
CVS drugstore	June 2005	Duncanville, TX	10,908	3,287,000	240,162	22.02	1.54%
CVS drugstore	June 2005	Independence, MO	10,908	3,878,000	282,975	25.94	1.81%
Eckerd drugstore	June 2005	Murfreesboro, TN	11,200	3,538,000	274,584	24.52	1.76%
CineMagic movie theatre	June 2005	Rochester, MN	45,455	7,400,000	677,721	14.91	4.34%
Eckerd drugstore	June 2005	Spartanburg, SC	13,824	5,239,773	392,983	28.43	2.52%
Rite Aid drugstore	June 2005	Wheelersburg, OH	10,650	2,123,000	178,896	16.80	1.15%
Eckerd drugstore	June 2005	Philadelphia, PA	11,361	4,140,000	315,459	27.77	2.02%
Eckerd drugstore	July 2005	Hayes, VA	13,813	4,266,000	319,950	23.16	2.05%
Eckerd drugstore	July 2005	Travelers Rest, SC	13,813	4,826,493	361,978	26.21	2.32%
Tractor Supply specialty retailer	July 2005	Paducah, KY	21,688	2,158,600	173,406	8.00	1.11%
Rite Aid drugstore	July 2005	St. Marys, OH	14,564	3,050,000	247,690	17.01	1.59%

					2006	2006	Percentage of Total
	Acquisition		Square	Purchase	Annualized	Rent Per	2006 Annualized
Property	Date	Location	Feet	Price	Gross Base Rent	Square Foot	Gross Base Rent
Walgreens drugstore	August 2005	Hutchinson, KS	14,395	5,325,600	346,164	24.05	2.22%
Walgreens drugstore	August 2005	Newton, KS	14,444	4,447,015	289,056	20.01	1.85%
Tractor Supply specialty retailer	August 2005	Glasgow, KY	21,688	2,524,000	202,421	9.33	1.30%
Best Buy electronics retailer	August 2005	Tupelo, MS	20,000	4,164,000	297,800	14.89	1.91%
Conns appliance retailer	August 2005	Austin, TX	24,960	4,800,000	379,325	15.20	2.43%
Conns appliance retailer	August 2005	Pecan Park, TX	24,960	4,675,000	367,684	14.73	2.35%
Conns appliance retailer	August 2005	Hurst, TX	25,230	2,625,000	206,850	8.20	1.32%
Vanguard car rental	September 2005	College Park, GA	23,360	14,375,000	1,030,590	44.12	6.59%
Rite Aid drugstore	September 2005	Buxton, ME	11,180	2,402,000	204,147	18.26	1.30%
Total			1,008,945	$195,463,040	$15,621,489		100%

Mortgage Information

At December 31, 2006, each of our properties was encumbered by a mortgage note obligation and we had a total of approximately $116.3 million of fixed rate debt outstanding. The fixed rate debt mortgage notes require monthly interest-only payments with the principal balance, due on various dates from November 2009 through June 2016. The average interest rate relating to the fixed rate debt mortgage at December 31, 2006 and 2005 was approximately 5.51% and 5.38%, respectively. Each of the mortgage notes are secured by the respective property. The mortgage notes are generally non-recourse to the Company and Cole OP I, but both are liable for customary non-recourse carveouts.

The mortgage notes may not be prepaid, in whole or in part, except under the following circumstances: (i) full prepayment may be made on any of the three monthly payment dates occurring immediately prior to the maturity date, and (ii) partial prepayments resulting from the application of insurance or condemnation proceeds to reduce the outstanding principal balance of the mortgage notes. Notwithstanding the prepayment limitations, the Company may sell the properties to a buyer that assumes the respective mortgage loan. The transfer would be subject to the conditions set forth in the individual property’s mortgage note document, including without limitation, the lender’s approval of the proposed buyer and the payment of the lender’s fees, costs and expenses associated with the sale of the property and the assumption of the loan.

In the event that a mortgage note is not paid off on the respective maturity date, each mortgage note includes hyperamortization provisions. Under the hyperamortization provisions, the individual mortgage note maturity date will be extended by 20 years. During such period, the lender will apply 100% of the rents collected to the following items in the order indicated: (i) payment of accrued interest at the original fixed interest rate, (ii) all payments for escrow or reserve accounts, (iii) any operating expenses of the property pursuant to an approved annual budget, (iv) any extraordinary expenses, and (v) the balance of the rents collected will be applied to the following in such order as the lender may determine: (1) any other amounts due in accordance with the loan documents, (2) the reduction of the principal balance of the mortgage note, and (3) capitalized interest at an interest rate equal to the greater of (A) the initial fixed interest rate as stated on the respective mortgage note agreement plus 2.0% per annum or (B) the then current Treasury Constant Maturity Yield Index plus 2.0% per annum.

Property Statistics

The following table shows the geographic diversification of our portfolio as of December 31, 2006:

Location:	Total Number of Properties	Rentable Square Feet	2006 Annualized Gross Base Rent	Percentage of Total 2006 Annualized Gross Base Rent
Texas	8	331,711	$3,760,029	24%
Kansas	4	97,190	2,483,064	16%
Ohio	6	61,381	1,037,962	7%
Georgia	1	23,360	1,030,590	7%
South Carolina	2	27,637	754,961	5%
Arkansas	1	126,405	754,637	5%
Minnesota	1	45,455	677,721	4%
Pennsylvania	2	16,055	676,721	4%

Location:	Total Number of Properties	Rentable Square Feet	2006 Annualized Gross Base Rent	Percentage of Total 2006 Annualized Gross Base Rent
Indiana	2	87,760	633,902	4%
Tennessee	2	22,264	604,275	4%
Maine	2	24,280	558,862	4%
Virginia	2	36,483	552,348	3%
Delaware	1	5,600	399,513	3%
Kentucky	2	43,376	375,827	2%
New Jersey	1	5,603	361,262	2%
Mississippi	1	20,000	297,800	2%
Missouri	1	10,908	282,975	2%
Illinois	1	13,422	192,890	1%
North Carolina	1	10,055	186,150	1%
	41	1,008,945	$15,621,489	100%

The following table shows the tenant industry diversification of our portfolio as of December 31, 2006:

Industry:	Total Number of Leases	Rentable Square Feet	2006 Annualized Gross Base Rent	Percentage of Total 2006 Annualized Gross Base Rent
Drugstore	21	263,017	$5,769,985	37%
Auto sales	1	55,466	1,630,094	10%
Home improvement	2	256,902	1,617,222	10%
Sporting goods	1	88,492	1,147,486	7%
Convenience store	3	15,897	1,122,037	7%
Car rental	1	23,360	1,030,590	7%
Appliance store	3	75,150	953,859	6%
Specialty retail	6	82,456	826,922	6%
Theatre	1	45,455	677,721	4%
Healthcare	1	82,750	547,773	4%
Electronics	1	20,000	297,800	2%
	41	1,008,945	$15,621,489	100%

The following table shows the tenant diversification of our portfolio as of December 31, 2006:

Tenant:	Total Number of Leases	Rentable Square Feet	2006 Annualized Gross Base Rent	Percentage of Total 2006 Annualized Gross Base Rent
Eckerd	5	64,011	$1,664,954	11%
CarMax	1	55,466	1,630,094	10%
Lowe’s	2	256,902	1,617,222	10%
Rite Aid	6	71,825	1,615,347	10%
Walgreens	6	81,497	1,402,264	9%
Gander Mountain	1	88,492	1,147,486	7%
Wawa	3	15,897	1,122,037	7%
CVS	4	45,684	1,087,420	7%
Vanguard	1	23,360	1,030,590	7%
Conns	3	75,150	953,859	6%
CineMagic	1	45,455	677,721	4%
Tractor Supply	3	66,046	608,224	4%
Apria	1	82,750	547,773	4%
Best Buy	1	20,000	297,800	2%
Sherwin Williams	3	16,410	218,698	2%
	41	1,008,945	$15,621,489	100%

The following table shows lease expirations of our portfolio as of December 31, 2006, during each of the next ten years and thereafter, assuming no exercise of renewal options or termination rights:

Year of Lease Expiration:	Total Number of Leases	Rentable Square Feet Expiring	2006 Annualized Gross Base Rent	Percentage of Total 2006 Annualized Gross Base Rent
2007 – 2013	1	12,885	217,750	1%
2014	6	177,578	1,436,499	9%
2015	3	218,257	1,496,487	10%
2016	1	20,000	297,800	2%
Thereafter	30	580,225	12,172,953	78%
	41	1,008,945	$15,621,489	100%

Leases

Although there are variations in the specific terms of the leases, the following is a summary of the general structure of our leases. Generally, the leases of the properties owned provide for initial terms of ten to 20 years. As of December 31, 2006, the average remaining lease term was approximately 13 years. The operating properties are generally leased under net leases pursuant to which the tenant will bear responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. The leases of the properties provide for annual base rental payments (payable in monthly installments) ranging from approximately $60,000 to approximately $1.6 million (average of approximately $833,000). Tenant leases may provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume.

Generally, the property leases provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions as the initial lease. Certain leases also provide that in the event we wish to sell the property subject to that lease, we first must offer the lessee the right to purchase the property on the same terms and conditions as any offer which we intend to accept for the sale of the property.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings or proceedings known to be contemplated against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On April 26, 2004, we commenced the Offering. We completed the Offering on September 16, 2005 after having raised aggregate gross proceeds of $100,331,320 through the sale of an aggregate of 10,097,251 shares of our common stock. As of March 30, 2007, 10,095,751 shares of our common stock were issued and outstanding and were held by 1,461 stockholders of record.

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Pursuant to the Offering, we sold shares of our common stock to our stockholders generally at a price of $10.00 per share. Additionally, we provided discounts in our Offering for certain categories of purchasers, including discounts based on the volume of purchases by single purchasers and certain of their affiliates. Under our charter, certain restrictions are imposed on the ownership and transfer of shares. The shares, which are “restricted securities” as defined in Rule 144 promulgated by the Securities and Exchange Commission under the Securities Act, must be held indefinitely unless they are subsequently registered under the Securities Act and any applicable state securities laws or unless, upon the advice of counsel satisfactory to us, the shares are sold in a transaction that is exempt from the registration requirements of such laws. Currently, no shares of our common stock are eligible for sale under Rule 144.

We may seek to list our shares of common stock on a securities exchange or inter-dealer quotation system if our board of directors believes listing would be the in best interest of our stockholders. In making the decision to apply for listing of our shares or providing other forms of liquidity, such as selling our properties and other assets, either on a portfolio basis or individually, or engaging in a business combination transaction approved by our board of directors, our board of directors will evaluate whether listing the shares or liquidating would result in greater value for our stockholders. It cannot be determined at this time the circumstances, if any, under which the board of directors would determine to list the shares. If we do not list our shares of common stock on a national securities exchange by February 1, 2016, our charter requires that we either:

•	seek stockholder approval of an extension or amendment of this listing deadline; or
•	seek stockholder approval to adopt a plan of liquidation of the corporation.

If we sought and did not obtain stockholder approval of an extension or amendment to the listing deadline, we would then be required to seek stockholder approval of our plan of liquidation. If we sought and failed to obtain stockholder approval of our plan of liquidation, our charter would not require us to list or liquidate, and we would continue to operate as before. If we sought and obtained stockholder approval of our plan of liquidation, we would begin an orderly sale of our properties and distribute our net proceeds to our investors.

Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for our shares will develop. To assist fiduciaries of plans subject to the annual reporting requirements of ERISA and IRA trustees or custodians to prepare reports relating to an investment in our shares, we intend to provide reports of our quarterly and annual determinations of the current value of our net assets per outstanding share to those fiduciaries (including IRA trustees and custodians) who identify themselves to us and request the reports. Until two years after the Offering and, if we subsequently offer our shares in another offering, until two years after any subsequent offering of our shares, we intend to use the offering price of shares in our most recent offering as the per share net asset value. Beginning two years after the last offering of our shares, the value of our properties and other assets for plan purposes will be based on valuations of our properties or of our enterprise as a whole as our board determines appropriate. Such valuations will be performed by our advisor or another firm we might choose for that purpose.

There can be no assurance, however, with respect to any estimate of value that we prepare, that:

•	the estimated value per share would actually be realized by our stockholders upon liquidation, because these estimates do not necessarily indicate the price at which properties can be sold;
•	our stockholders would be able to realize estimated net asset values if they were to attempt to sell their shares, because no public market for our shares exists or is likely to develop; or
•	that the value, or method used to establish value, would comply with ERISA or Internal Revenue Code requirements described above.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. The limited partners of our operating partnership have the right to cause their limited partnership units to be redeemed by the operating partnership or purchased by us for cash. In either event, the cash amount to be paid will be equal to the cash value of the number of our shares of common stock that would be issuable if the limited partnership units were exchanged for our shares of common stock on a one-for-one basis. Alternatively, we may elect to purchase the limited partnership units by issuing one share of our common stock for each limited partnership unit exchanged. These exchange rights may not be exercised, however, if and to the extent that the delivery of shares upon exercise would (1) result in any person owning shares in excess of our ownership limits, (2) result in shares being owned by fewer than 100 persons, (3) cause us to be “closely held” within the meaning of Section 856(h) of the Internal Revenue Code, (4) cause us to own 10.0% or more of the ownership interests in a tenant within the meaning of Section 856(d)(2)(B) of the Internal Revenue Code, or (5) cause the acquisition of shares by a redeemed limited partner to be “integrated” with any other distribution of our shares for purposes of complying with the Securities Act. As of March 30, 2007, an aggregate of 9 limited partnership units in our operating partnership were issued and outstanding, all of which are held by our advisor. We are the sole general partner of the operating partnership and, as of March 30, 2007, we owned an approximately 99.99% equity percentage interest in the operating partnership. Our advisor is the only limited partner and the owner of the other approximately 0.01% equity percentage interest in the operating partnership.

Share Redemption Program

In order to provide stockholders with the possibility of liquidity, stockholders who have held their shares of common stock for at least one year may receive the benefit of limited interim liquidity by presenting for redemption all or a minimum portion of their shares to us at any time in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, redeem the shares presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption.

We determine at the beginning of each fiscal year the maximum amount of shares that we may redeem during that year. For fiscal year 2007, our board has determined that we may use up to 0.5% of our annual cash flow to meet these redemption needs, including cash proceeds generated from new offerings, operating cash flow not intended for dividends, borrowings, and capital transactions such as asset sales or refinancings. For fiscal 2006, our board authorized an amount equal to 1.0% of our fiscal 2006 cash flow to meet these redemption requests of our stockholders. The board has reserved the right to reject any requests for redemption and to amend the terms of the redemption plan. During the year ended December 31, 2006, we redeemed 2,500 shares at $8.50 per share under the share redemption program. No shares were redeemed during the year ended December 31, 2005.

Except as described below for redemptions upon the death of a stockholder, the purchase price for the redeemed shares will equal the lesser of (1) the price actually paid for those shares or (2) either (i) $8.50 per share or (ii) 90.0% of the net asset value per share, as determined by our advisor or another firm we might choose for that purpose. Our board of directors reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemption, or (4) otherwise amend the terms of our share redemption program.

The purchase price for shares redeemed upon the death of a stockholder generally will be equal to the price the stockholder actually paid for the shares. If, at the time of redemption, our advisor or another firm we might choose for that purpose, has made a determination of our net asset value per share, the purchase price for shares redeemed upon the death of a stockholder will be the net asset value of the shares as so determined. We will redeem shares upon the death of a stockholder only to the extent that we have sufficient funds available to us to fund such redemption.

Redemption of shares, when requested, may generally be made quarterly on a first-come, first-served basis. We cannot guarantee that we will have sufficient available cash flow to accommodate any or all requests made in any quarter. If we do not have such sufficient funds available, at the time when redemption is requested, our stockholders can (1) withdraw its request for redemption or (2) ask that we honor the request at such time, if any, when sufficient funds become available. Such pending requests will generally be honored on a first-come, first-served basis.

Stockholders may present to us fewer than all of their shares for redemption, except that (1) a stockholder must present for redemption at least 2,500 shares and (2) if the stockholder retains any shares, it must retain at least 2,500 shares. The shares we redeem under our share redemption program will be cancelled and return to the status of unauthorized but unissued shares.

Our board of directors may amend, suspend or terminate our share redemption program upon 30 days notice at any time.

Distributions

We qualified as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2004. As a REIT, we have made, and intend to make, distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of our taxable income. One of our primary goals is to pay regular (monthly) distributions to our stockholders.

For income tax purposes, distributions to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be treated as a tax-free return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares.

The following table shows the distributions we have declared during the years ended December 31, 2006 and 2005:

		Weighted Average
	Total	Distributions
	Distributions	Declared per	Return of	Ordinary
Year	Declared	Common Share	Capital	Income
2006	$7,070,300	$0.70	$0.48	$0.22
2005	4,961,493	0.69	0.35	0.34

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not have any compensation plans under which we are authorized to issue equity securities.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

Overview

We were formed on March 29, 2004, to acquire and operate commercial real estate primarily consisting of net leased, freestanding, single tenant, income-generating retail properties located throughout the United States. We have no paid employees and are externally advised and managed by Cole Advisors, an affiliate of ours. We qualify as a real estate investment trust for federal income tax purposes. We commenced our principal operations on July 1, 2004, when we issued the initial 264,200 shares of our common stock in the Offering. Prior to such date, we were considered a development stage company. We acquired our first real estate properties on July 30, 2004.

We derive a substantial portion of our revenue from our rental income. As a result, our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental income accounted for approximately 98% and 97% of total revenue during the year ended December 31, 2006 and 2005, respectively. As 100% of our properties are under lease, with an average remaining lease term of approximately 13 years and the shortest remaining lease term of a single property of approximately seven years, our exposure to changes in commercial rental rates and contractual lease expirations is substantially mitigated. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

As of December 31, 2006, we had a total of approximately $116.3 million of fixed rate mortgage debt outstanding with an average fixed interest rate of 5.51%, which matures on various dates from November 2009 through June 2016. As of December 31, 2006, the debt leverage ratio of our portfolio was approximately 58%. As we have no outstanding variable rate debt, our exposure to short-term changes in interest rates is limited. Additionally, as we have fully invested the proceeds from our Offering in commercial real estate, and we do not expect to dispose of any of the properties in the near future, our results of operations are not exposed to short-term changes in real estate prices, nor are we exposed to changes in interest rates on future acquisitions.

During 2005, we acquired a 100% interest in 30 properties, located in 16 states totaling approximately 732,000 rentable square feet for an aggregate purchase price of approximately $137.6 million. At December 31, 2006, these properties were 100% leased, in each case, to single tenants. To purchase these assets, we used proceeds from the Offering and net borrowings of approximately $74.3 million.

As of December 31, 2005, we had fully invested the proceeds from the Offering in 41 freestanding, single-tenant properties for an aggregate purchase price of approximately $195.5 million exclusive of closing costs. We do not anticipate acquiring any additional properties, unless we were to dispose of any of our properties in the ordinary course of business, in which case we would expect to reinvest the sales proceeds in additional properties. We currently have no plans to dispose of any of our properties.

No properties were acquired during the year ended December 31, 2006.

Application of Critical Accounting Policies

Our accounting policies have been established to conform with generally accepted accounting principles in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions.

These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments, which are based on estimates, have a direct impact on net income. The estimated useful lives of our assets by class are generally as follows:

Building	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, it is our policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

We utilize appraisals to determine the fair values of the tangible assets of an acquired property (which includes the land and building) and the value is then allocated to land and building based on our determination of the relative fair value of these assets. Factors considered by us in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance, and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand.

The fair values of above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities and are amortized as an adjustment of rental income over the remaining terms of the respective leases.

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are included in intangible lease assets in the accompanying consolidated balance sheet and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These intangibles are included in intangible lease assets in the accompanying consolidated balance sheet and are amortized to expense over the remaining term of the respective leases.

The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of our purchase price allocations, which could impact the amount of our reported net income.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, we assess the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the real estate and related intangible assets to the fair value and recognize an impairment loss. As of December 31, 2006, no potential impairment indicators existed and no losses had been recorded.

Projections of expected future cash flows require us to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flow and fair value and could result in the overstatement of the carrying value of our real estate and related intangible assets and net income.

Revenue Recognition

Upon the acquisition of real estate, certain properties have leases where minimum rent payments increase during the term of the lease. We record rental revenue for the full term of each lease on a straight-line basis. Accordingly, we record a receivable from tenants that we expect to collect over the remaining lease term rather than currently, which we record as rents receivable. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. In accordance with Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, we defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Cost recoveries from tenants are included in rental income in the period the related costs are incurred.

Income Taxes

To the extent we continue to meet the REIT qualifications, we generally will not be subject to federal corporate income tax so long as we distribute at least 90% of our REIT taxable income to our stockholders. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on any income and property, and federal income and excise taxes on our undistributed income.

Results of Operations

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Revenue - Revenue increased approximately $5.2 million to approximately $16.1 million for the year ended December 31, 2006 compared to approximately $10.9 million for the year ended December 31, 2005. The increase was primarily due to the ownership of the 30 properties acquired 2005 for a full year in 2006 and the recording of rental income for such properties for 12 months during 2006. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for approximately 98% and 97% of total revenues during the year ended December 31, 2006 and 2005, respectively.

General and Administrative Expenses - General and administrative expenses increased approximately $277,000 to approximately $618,000 for the year ended December 31, 2006 compared to approximately $341,000 for the year ended December 31, 2005. The increase was primarily due to increases in accounting and legal fees, which were partially offset by decreases in organization expenses and state franchise and income taxes. The increase in accounting and legal fees was due to the filing of our quarterly reports on Form 10-QSB that were completed during 2006. Such regulatory filings did not occur during 2005. The primary general and administrative expense items are legal and accounting fees, organizational costs, state franchise and income taxes, other licenses and fees, and insurance.

Property Operating Expenses - Property operating expenses increased approximately $177,000 to approximately $467,000 for the year ended December 31, 2006 compared to approximately $290,000 for the year ended December 31, 2005.

The increase was primarily due to the acquisition of certain properties during 2005, for which we initially pay certain operating expenses and are reimbursed by the tenant subject to the respective lease agreements. During 2006, we owned these certain properties for the full year as compared to 2005 when we owned each of these properties from the respective dates of acquisition through December 31, 2006. The primary property operating expenses items are repairs and maintenance, property taxes, and insurance.

Property and Asset Management Fees - .Property and asset management fees increased approximately $219,000 to approximately $945,000 for the year ended December 31, 2006 compared to approximately $726,000 for the year ended December 31, 2005. Property management fees increased approximately $151,000 to approximately $455,000 during 2006 from approximately $304,000 during 2005. The increase in property management fees was primarily due to an increase in rental income to approximately $15.7 million in 2006 from approximately $10.5 million in 2005. Asset management fees increased approximately $68,000 to approximately $490,000 during 2006 from approximately $422,000 during 2005. The increase in asset management fees is due to the ownership of the 30 properties acquired during 2005 for a full year in 2006.

Depreciation and Amortization Expenses - Depreciation and amortization expenses increased approximately $1.8 million to approximately $5.4 million for the year ended December 31, 2006 compared to approximately $3.6 million for the year ended December 31, 2005. The increase was is due to the ownership of 41 properties for a full year in 2006.

Interest Income - Interest income decreased approximately $42,000 to approximately $78,000 for the year ended December 31, 2006 compared to approximately $120,000 for the year ended December 31, 2005. The decrease was primarily due to having higher amounts of uninvested cash from proceeds of the Offering during parts of 2005, compared to having all proceeds from the Offering fully invested during 2006.

Interest Expense - Interest expense increased approximately $3.0 million to approximately $7.7 million for the year ended December 31, 2006 compared to approximately $4.7 million for the year ended December 31, 2005. The increase was primarily due to an increase in the average mortgage notes payable outstanding during 2006 to approximately $115.1 million from approximately $76.8 million during 2005 and also due in part to approximately $448,000 of expense incurred to refinance three variable interest rate loans. The increase in average mortgage notes payable was primarily due to the ownership of the 30 properties acquired during 2005 for a full year in 2006.

Portfolio Information

As of December 31, 2006, we owned 41 properties located in 19 states, all of which were 100% leased to single tenants with an average lease term remaining of approximately 13 years.

As of December 31, 2006, our five highest geographic concentrations were as follows:

Location:	Total Number of Properties	Rentable Square Feet	2006 Annualized Gross Base Rent	Percentage of Total 2006 Annualized Gross Base Rent
Texas	8	331,711	$3,760,029	24%
Kansas	4	97,190	2,483,064	16%
Ohio	6	61,381	1,037,962	7%
Georgia	1	23,360	1,030,590	7%
South Carolina	2	27,637	754,961	5%
	21	541,279	$9,066,606	59%

As of December 31, 2006, our five highest tenant industry concentrations were as follows:

Industry:	Total Number of Properties	Rentable Square Feet	2006 Annualized Gross Base Rent	Percentage of Total 2006 Annualized Gross Base Rent
Drugstore	21	263,017	$5,769,985	37%
Auto sales	1	55,466	1,630,094	10%
Home improvement	2	256,902	1,617,222	10%
Sporting goods	1	88,492	1,147,486	7%
Convenience store	3	15,897	1,122,037	7%
	28	679,774	$11,286,824	71%

As of December 31, 2006, our five highest tenant concentrations were as follows:

Tenant:	Total Number of Properties	Rentable Square Feet	2006 Annualized Gross Base Rent	Percentage of Total 2006 Annualized Gross Base Rent
Eckerd	5	64,011	$1,664,954	11%
CarMax	1	55,466	1,630,094	10%
Lowe’s	2	256,902	1,617,222	10%
Rite Aid	6	71,825	1,615,347	10%
Walgreens	6	81,497	1,402,264	9%
	20	529,701	$7,929,881	50%

For more information on our portfolio diversification and statistics, see “Item 2. – Description of Properties” above.

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

Our calculation of FFO is presented in the following table for the period ended as indicated:

	Year Ended December 31,
	2006	2005
Net income	$1,026,984	$1,326,694
Add:
Depreciation of real estate assets	3,616,743	2,430,601
Amortization of lease related costs	1,777,329	1,208,193
FFO	$6,421,056	$4,965,488

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•

In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of approximately $470,000 and approximately $365,000 during the years ended December 31, 2006 and 2005, respectively.

•	Amortization of deferred financing costs totaled approximately $490,000 and approximately $473,000 during the years ended December 31, 2006 and 2005, respectively.

Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through net cash provided by property operations during the year ending December 31, 2007. We currently do not have any variable rate debt, nor do we expect to assume any variable rate debt. Therefore, we are not subject to direct risk relating to rising interest rates.

We expect to meet our long-term liquidity requirements through proceeds from secured or unsecured financings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations. We expect that our primary uses of capital will be for the payment of operating expenses, including interest expense on any outstanding indebtedness, for the payment of tenant improvements and repairs and maintenance, for the possible reinvestment of proceeds from the strategic sale of properties in replacement properties and for the payment of distributions to our stockholders.

We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary. To the extent that cash flows from operations are lower then our current expectations due to lower returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash resulting from debt financing will be used to fund, certain capital expenditures, repayments of outstanding debt, or distributions to our stockholders. We did not have any material commitments for capital expenditures as of December 31, 2006.

As of December 31, 2006, we had cash and cash equivalents of approximately $2.7 million, which we expect to be used primarily to pay operating expenses and pay stockholder distributions.

As of December 31, 2006, we had approximately $116.3 million of fixed rate, term mortgage loans, while the $114.0 million of debt consists of approximately $77.1 million in fixed rate, term mortgage loans, with an average interest rate under the fixed rate term mortgage loans of 5.51%. Additionally, as of December 31, 2006, the ratio of debt to total assets was approximately 58% and the weighted average years to maturity was 5.43.

Our contractual obligations as of December 31, 2006 were as follows:

	Payments due by period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Principal payments – fixed rate debt	$—	$9,029,500	$49,414,000	$57,856,000	$116,299,500
Interest payments – fixed rate debt	6,699,861	18,445,678	7,249,220	10,791,594	43,186,353
Total	$6,699,861	$27,475,178	$56,663,220	$68,647,594	$159,485,853

Cash Flow Analysis

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Net cash provided by operating activities increased approximately $798,000 to approximately $6.7 million for the year ended December 31, 2006 compared to net cash provided by operating activities of approximately $5.9 million for the year ended December 31, 2005. The increase was primarily due to an increase in depreciation and amortization of approximately $1.7 million during 2006, offset by a decrease in net income of approximately $300,000 and a decrease in accounts payable and accrued expenses of approximately $605,000. See “Results of

Operations” for a more complete discussion of the factors impacting our operating performance.

Net cash used in investing activities decreased approximately $131.3 million for the year ended December 31, 2006 to approximately $52,000 compared to approximately $131.4 million for the year ended December 31, 2005. The decrease was primarily due to the acquisition of 30 properties during 2005 compared to the acquisition of no properties during 2006.

Net cash provided by financing activities decreased approximately $127.9 million for the year ended December 31, 2006 to a net usage of approximately $5.0 million compared to net cash provided by approximately $122.9 million for the year ended December 31, 2005. The decrease was primarily due to a decrease in proceeds from the issuance of mortgage notes of approximately $101.3 million due to obtaining 30 new mortgage loans during 2005 as compared to the refinancing of four mortgage loans during 2006. The new mortgage loan activity was partially offset by a decrease in mortgage loan repayments of approximately $35.7 million during the year ended 2006 compared to 2005. The decrease in cash was also related to a decrease in the net proceeds from the issuance of common stock in the Offering of approximately $65.3 million as the Offering was completed during the year ended December 31, 2005.

Election as a REIT

We are taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income for four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying consolidated financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying financial statements.

Inflation

We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in certain of our tenant leases that would protect us from the impact of inflation, such as step rental increases and percentage rent provisions. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to adequately offset the effects of inflation on our operation.

Related-Party Transactions and Agreements

We have entered into agreements with Cole Advisors and its affiliates, whereby we pay certain fees to, or reimburse certain expenses of, Cole Advisors or its affiliates for acquisition and advisory fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. See Note 7 to our consolidated financial statements included in this annual report on Form 10-KSB for a discussion of the various related-party transactions, agreements and fees.

Conflicts of Interest

Affiliates of Cole Advisors act as sponsor, general partner or advisor to various private real estate limited partnerships and Cole Credit Property Trust II, Inc., a publicly offered, non-listed REIT. As such, there are conflicts of interest where Cole Advisors or its affiliates, while serving in the capacity as sponsor, general partner or advisor for another Cole-sponsored program, may be in competition with us in connection with property acquisitions, property dispositions, and property management. The compensation arrangements between affiliates of Cole Advisors and these other Cole real estate funds could influence its advice to us. See “Item 1. – Description of Business - Conflicts of Interest” in this annual report on Form 10-KSB.

Impact of Recent Accounting Pronouncements

Reference is made to Note 2 to the consolidated financial statements included in this annual report on Form 10-KSB regarding the impact of recent accounting pronouncements.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements as of December 31, 2006.

ITEM 7.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cole Credit Property Trust, Inc.

Phoenix, Arizona

We have audited the accompanying consolidated balance sheet of Cole Credit Property Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements presents fairly, in all material respects, the financial position of Cole Credit Property Trust, Inc. and subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona

April 2, 2007

COLE CREDIT PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2006
ASSETS:
Real estate assets, at cost:
Land	$54,952,528
Buildings and improvements, less accumulated depreciation of $6,233,204	114,799,639
Acquired intangible lease assets, less accumulated amortization of $3,386,008	24,631,586
Total real estate assets	194,383,753
Cash and cash equivalents	2,686,279
Rents and tenant receivables	1,159,572
Other assets	75,398
Deferred financing costs, less accumulated amortization of $1,040,640	1,810,941
Total assets	$200,115,943

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Mortgage notes payable	$116,299,500
Accounts payable and accrued expenses	728,511
Acquired below market leases, less accumulated amortization of $404,749	1,819,963
Distributions payable	589,043
Deferred rent and other liabilities	133,859
Total liabilities	119,570,876
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—
Common stock, $.01 par value; 90,000,000 shares authorized, 10,095,751 shares issued and outstanding	100,958
Capital in excess of par value	90,470,966
Accumulated distributions in excess of earnings	(10,026,857)
Total stockholders’ equity	80,545,067
Total liabilities and stockholders’ equity	$200,115,943

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2006	2005
Revenues:
Rental income	$15,706,537	$10,548,423
Tenant reimbursement income	365,107	319,270
Total revenue	16,071,644	10,867,693
Expenses:
General and administrative	618,463	341,369
Property operating expenses	467,134	290,408
Property and asset management fees	944,814	726,065
Depreciation	3,616,743	2,430,601
Amortization	1,777,329	1,208,193
Total operating expenses	7,424,483	4,996,636
Real estate operating income	8,647,161	5,871,057
Other income (expense):
Interest income	77,882	119,860
Interest expense	(7,698,059)	(4,664,223)
Total other (expense)	(7,620,177)	(4,544,363)
Net income	$1,026,984	$1,326,694

Weighted average number of common shares outstanding:
Basic and diluted	10,096,361	7,156,606
Net income per common share:
Basic and diluted	$0.10	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

37

COLE CREDIT PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess in Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, December 31, 2004	2,843,035	$28,430	$25,236,537	$(348,742)	$24,916,255
Issuance of common stock	7,255,216	72,553	71,838,418	—	71,910,971
Distributions	—	—	—	(4,961,493)	(4,961,493)
Commissions on stock sales and dealer manager fees	—	—	(6,251,248)	—	(6,251,248)
Other offering costs	—	—	(331,516)	—	(331,516)
Net income	—	—	—	1,326,694	1,326,694
Balance, December 31, 2005	10,098,251	100,983	90,492,191	(3,983,541)	86,609,633
Common stock redemption	(2,500)	(25)	(21,225)	—	(21,250)
Distributions	—	—	—	(7,070,300)	(7,070,300)
Other offering costs	—	—	—	—	—
Net income	—	—	—	1,026,984	1,026,984
Balance, December 31, 2006	10,095,751	$100,958	$90,470,966	$(10,026,857)	$80,545,067

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005

Cash Flows from Operating Activities:
Net income	$1,026,984	$1,326,694
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,616,743	2,430,601
Amortization	1,777,329	1,208,193
Amortization of deferred financing costs	490,426	473,330
Amortization of above and below market leases	(79,667)	(56,323)
Changes in assets and liabilities:
Rents and tenant receivables	(489,422)	(646,670)
Other assets	438,224	411,426
Accounts payable and accrued expenses	(10,659)	594,537
Prepaid rent	(72,844)	85,883
Due to affiliates	(18,479)	53,372
Total adjustments	5,651,651	4,554,349
Net cash provided by operating activities	6,678,635	5,881,043
Cash Flows from Investing Activities:
Investment in real estate and property improvements	(51,592)	(119,288,379)
Acquired intangible lease assets	—	(16,795,331)
Acquired below market lease intangibles	—	826,860
Restricted cash	—	3,872,550
Net cash used in investing activities	(51,592)	(131,384,300)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	—	71,910,971
Common stock redemptions	(21,250)	—
Proceeds from mortgage notes payable	6,385,152	107,684,600
Repayments on mortgage notes payable	(4,070,000)	(39,746,000)
Escrowed investor proceeds liability	—	(3,872,550)
Offering costs on issuance of common stock	—	(6,582,764)
Distributions to investors	(7,070,390)	(4,751,612)
Deferred financing costs paid	(227,369)	(1,777,485)
Net cash (used in) provided by financing activities	(5,003,857)	122,865,160
Net increase (decrease) in cash and cash equivalents	1,623,187	(2,638,097)
Cash and cash equivalents, beginning of period	1,063,092	3,701,189
Cash and cash equivalents, end of period	$2,686,279	$1,063,092
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$589,043	$589,133
Mortgage notes assumed in real estate acquisitions	$—	$6,353,000
Supplemental Cash Flow Disclosure:
Interest paid	$6,734,714	$3,904,751

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS

Cole Credit Property Trust, Inc. (the “Company”) is a Maryland corporation formed on March 29, 2004 that is organized and operating as a real estate investment trust (“REIT”) for federal income tax purposes. The Company commenced active operations on July 1, 2004, when the minimum required offering proceeds was received and funds were released from escrow under a private placement of shares of its common stock (the “Offering”). Substantially all of the Company’s business is conducted through Cole Operating Partnership I, LP (“Cole OP I”), a Delaware limited partnership. The Company is the sole general partner of and owns an approximately 99.99% partnership interest in Cole OP I. Cole REIT Advisors I, LLC (“Cole Advisors”) the affiliate advisor to the Company, is the sole limited partner and owner of 0.01% (minority interest) of the partnership interests of Cole OP I.

At December 31, 2006, the Company owned 41 properties comprising approximately 1.0 million square feet of single-tenant commercial space located in nineteen states. At December 31, 2006, these properties were 100% leased.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such financial statements and accompanying notes are the representations of its management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States (“GAAP”), in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investment in Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction and any tenant improvements or major improvements and betterments that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

All assets are depreciated on a straight line basis. The estimated useful lives of our assets by class are as follows:
Building	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate and related intangible assets to the fair value and recognize an impairment loss. As of December 31, 2006, no potential impairment indicators existed and no losses had been recorded.

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, the Company allocates the purchase price of such properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases and value of tenant relationships, based in each case on their fair values. The Company utilizes independent appraisals to determine the fair values of the tangible assets of an acquired property (which includes land and building).

The fair values of above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease. The above-market and below- market lease values are capitalized as intangible lease assets or liabilities and amortized as an adjustment of rental income over the remaining terms of the respective leases.

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on independent appraisals and management’s consideration of current market costs to execute a similar lease. These direct costs are included in intangible lease assets in the accompanying consolidated balance sheet and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These intangibles are included in intangible lease assets in the accompanying consolidated balance sheet and are amortized to expense over the remaining term of the respective leases.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents.

Rents and Tenant Receivables

Rents and tenant receivables primarily includes amounts to be collected in future periods related to the recognition of rental income on a straight-line basis over the lease term and cost recoveries from tenants. See “—Revenue Recognition” below.

Other Assets

Other assets consists primarily of prepaid expenses as of the balance sheet date that relate to future periods and will be expensed or reclassified to another account during the period to which the costs relate. Any amounts with no future economic benefit are charged to earnings when identified.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Financing Costs

Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Amortization of deferred financing costs for the years ended December 31, 2006 and 2005 were approximately $490,000 and approximately $473,000, respectively, and was recorded in interest expense in the consolidated statements of operations.

Revenue Recognition

Upon the acquisition of real estate, certain properties have leases where minimum rent payments increase during the term of the lease. The Company records rental revenue for the full term of each lease on a straight-line basis. Accordingly, the Company records a receivable from tenants that the Company expects to collect over the remaining lease term rather than currently, which is recorded as rents receivable. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. In accordance with Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements , the Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Cost recoveries from tenants are included in rental income in the period the related costs are incurred. Tenant reimbursement income includes payments from tenants as reimbursement for property taxes, utilities, and other property operating expenses.

Income Taxes

The Company generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, and so long as it distributes at least 90% of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Concentration of Credit Risk

As of December 31, 2006, the Company had cash on deposit in one financial institution which is approximately $2,214,000 in excess of federally insured levels, however, the Company has not experienced any losses in such account. The Company limits investment of cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

As of December 31, 2006, four tenants in the drugstore industry, one tenant in the auto sales industry and one tenant in the home improvement industry accounted for approximately 37%, 10%, and 10%, of the Company’s 2006 gross annualized base rental revenues, respectively. Additionally, as of December 31, 2006, eight of our properties were located in Texas and four of our properties were located in Kansas, accounting for approximately 24% and 16% of our 2006 gross annualized base rental revenues, respectively.

Offering and Related Costs

Cole Advisors funded all of the organization and offering costs on the Company’s behalf and has been reimbursed for such costs up to the lesser of 2.0% of the cumulative capital raised by the Company in the Offering or $800,000. As of December 31, 2005, the Company had reimbursed Cole Advisors for approximately $798,000 of organization and offering costs. There were no reimbursements in 2006. The offering costs, which include items such as legal and accounting fees, marketing, and promotional printing costs, were recorded as a reduction of capital in excess of par value along with sales commissions and dealer manager fees of 7% and 2.5%, respectively.

Stockholders’ Equity

As of December 31, 2006 and December 31, 2005, the Company was authorized to issue 90,000,000 shares of common stock and 10,000,000 shares of preferred stock. All shares of such stock have a par value of $.01 per share. The Company’s board of directors may authorize additional shares of capital stock and amend their terms without obtaining stockholder approval.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The par value of investor proceeds raised from the Offering is classified as common stock, with the remainder allocated to capital in excess of par value. As the Company’s share redemption program allows the Company’s board of directors to reject any request for redemption, the Company accounts for the common stock issued in the Offering as permanent equity, in accordance with Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock.” During the year ended December 31, 2006, the Company redeemed 2,500 shares at $8.50 per share under the share redemption program. No shares were redeemed during the year ended December 31, 2005.

Earnings Per Share

Earnings per share are calculated based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding is identical for basic and fully diluted earnings per share. The Company has no stock options issued or outstanding.

Reportable Segments

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in real estate. Our investments in real estate generate rental revenue and other income through the leasing of properties, which comprised 100% of our total consolidated revenues for the years ended December 31, 2006 and 2005. Although our investments in real estate are geographically diversified throughout the United States, management evaluates operating performance on an individual property level. Our properties have been aggregated into one reportable segment.

Interest

Interest is charged to interest expense as it accrues. No interest costs were capitalized during the years ended December 31, 2006 and 2005.

Distributions Payable and Distribution Policy

In order to maintain its status as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its REIT taxable income excluding capital gains. To the extent funds are available, the Company intends to pay regular monthly distributions to stockholders. Distributions are paid to those stockholders who are stockholders of record as of applicable record dates.

On November 14, 2006 and December 15, 2006, the Company’s board of directors declared a distribution of $0.001918 per share for stockholders of record as of the close of business on each day of the period commencing on December 1, 2006 and ending on December 31, 2006 and January 1, 2007 ending on January 31, 2007, respectively. The monthly distributions were calculated to be equivalent to an annualized distribution of seven percent (7.00%) per share, assuming a purchase price of $10.00 per share. As of December 31, 2006, the Company had distributions payable of approximately $589,000. The distributions were paid in January 2007.

Fair Value of Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value of financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. SFAS No. 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques such as discounted cash flow analysis. The fair value estimates are made at the end of each year based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider that tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

Our consolidated balance sheet include the following financial instruments: cash and cash equivalents,tenant rent and other receivables, accounts payable and accrued expenses and notes payable. We consider the carrying values of cash and cash equivalents, tenant rent and other receivables and accounts payable and accrued expenses to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. Based on borrowing rates available to us as of December 31, 2006, the fair value of the mortgage loans payable was approximately $114.4 million.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). Due to diversity in practice among registrants, SAB No. 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined what impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not determined what impact, if any, the provisions of FIN 48 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 allows entities to choose to measure eligible financial instruments at fair value with changes in fair value recognized in earnings of each subsequent reporting date. The fair value election is available for most financial assets and liabilities on an instrument-by-instrument basis and is to be elected on the date of the financial instrument is initially recognized. SFAS 159 is effective for all entities as of the beginning of a reporting entity’s first fiscal year that begins after November 15, 2007 (with earlier application permitted under certain circumstances). The Company has not determined what impact, if any, the adoption of SFAS No. 159 will have on its consolidated financial statements.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3 — INTANGIBLE LEASE ASSETS

Identified intangible assets relating to our real estate acquisitions consisted of the following:

December 31, 2006
Acquired in place leases and tenant relationships, net of accumulated amortization of $3,097,510 (with a weighted average life of approximately 155 months)	$22,827,153
Acquired above-market leases, net of accumulated amortization of $288,498 (with a weighted average life of approximately 170)	1,804,433
$24,631,586

Amortization expense recorded on the identified intangible assets for the years ended December 31, 2006 and 2005 was approximately $1,899,000 and approximately $1,326,000, respectively.

Estimated amortization expense of the respective intangible lease assets as of December 31, 2006 for each of the five succeeding fiscal years is as follows:

	Amount
Year:	Lease In-Place	Above Market Lease
2007	$1,777,727	$121,984
2008	1,777,727	121,984
2009	1,777,727	121,984
2010	1,777,727	121,984
2011	1,777,727	121,984
Total	$8,888,635	$609,920

NOTE 4 — MORTGAGE NOTES PAYABLE

As of December 31, 2006, the Company had the following indebtedness outstanding:

Property	Location	Amount	Fixed Interest Rate	Maturity Date
Wawa	Vineland, NJ	$2,860,000	6.56%	June 11, 2016
Wawa	Newark, DE	2,860,000	6.56%	June 11, 2016
Wawa	Clifton Heights, PA	2,860,000	6.56%	June 11, 2016
Walgreens	Houston, TX	1,207,000	5.15%	November 11, 2009
Walgreens	Lawrence, KS	1,526,000	5.15%	November 11, 2009
Rite Aid	Memphis, TN	1,924,800	5.36%	November 11, 2009
Rite Aid	Warren, OH	1,842,700	5.36%	November 11, 2009
CarMax	Merriam, KS	14,175,000	6.48%	June 11, 2016
Walgreens	Cahokia, IL	1,305,000	4.62%	December 11, 2009
Walgreens	Cleveland, OH	1,224,000	4.62%	December 11, 2009
Lowe’s	Texas City, TX	6,187,500	4.91%	January 11, 2010
Lowe’s	Jonesboro, AR	5,857,500	4.87%	April 11, 2010
CVS	Whiteville, NC	1,736,000	5.27%	March 11, 2015
Rite Aid	Bangor, ME	2,763,000	5.40%	July 11, 2010
Tractor Supply	Woodstock, VA	1,658,000	5.45%	May 11, 2015
Sherwin Williams	Angola, IN	709,000	5.40%	July 11, 2010
Sherwin Williams	Ashtabula, OH	493,000	5.40%	July 11, 2010
Sherwin Williams	Boardman, OH	595,000	5.40%	July 11, 2010
Apria	Indianapolis, IN	4,615,000	5.40%	July 11, 2010

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property	Location	Amount	Fixed Interest Rate	Maturity Date
Gander Mountain	Houston, TX	7,800,000	6.68%	June 11, 2011
CVS	Lago Vista, TX	3,151,000	5.42%	July 11, 2015
CVS	Duncanville, TX	2,137,000	5.40%	July 11, 2010
CVS	Independence, MO	2,521,000	5.40%	July 11, 2010
Eckerd	Murfreesboro, TN	2,303,000	5.40%	July 11, 2010
Eckerd	Spartanburg, SC	3,406,000	5.55%	July 11, 2015
Rite Aid	Wheelersburg, OH	1,380,000	5.40%	July 11, 2010
Eckerd	Philadelphia, PA	2,691,000	5.40%	July 11, 2010
Eckerd	Hayes, VA	2,773,000	5.55%	July 11, 2015
Eckerd	Travelers Rest, SC	3,137,000	5.63%	August 11, 2015
Tractor Supply	Paducah, KY	1,187,000	5.64%	August 11, 2015
Rite Aid	St. Mary’s, OH	1,687,000	5.64%	August 11, 2015
Walgreens	Hutchinson, KS	3,462,000	5.51%	August 11, 2015
Walgreens	Newton, KS	2,891,000	5.51%	August 11, 2015
Tractor Supply	Glasgow, KY	1,388,000	5.53%	September 11, 2015
Best Buy	Tupelo, MS	2,707,000	5.57%	September 11, 2010
Conns	Austin, TX	2,640,000	5.71%	October 11, 2010
Conns	Pecan Park, TX	2,571,000	5.71%	October 11, 2010
Conns	Hurst, TX	1,444,000	5.71%	October 11, 2010
Vanguard	College Park, GA	8,625,000	6.56%	June 11, 2016
		$116,299,500

The mortgage notes require monthly interest-only payments with the principal balance due on various dates from November 2009 through June 2016. Each of the mortgage notes are secured by the respective property. The mortgage notes are generally non-recourse to the Company and Cole Op I, but both are liable for customary non-recourse carveouts.

The mortgage notes may not be prepaid, in whole or in part, except under the following circumstances: (i) full prepayment may be made on any of the three monthly payment dates occurring immediately prior to the maturity date, and (ii) partial prepayments resulting from the application of insurance or condemnation proceeds to reduce the outstanding principal balance of the mortgage notes. Notwithstanding the prepayment limitations, the Company may sell the properties to a buyer that assumes the respective mortgage loan. The transfer would be subject to the conditions set forth in the individual property’s mortgage note document, including without limitation, the lender’s approval of the proposed buyer and the payment of the lender’s fees, costs and expenses associated with the sale of the property and the assumption of the loan.

In the event that a mortgage note is not paid off on the respective maturity date, each mortgage note includes hyperamortization provisions. Under the hyperamortization provisions, the individual mortgage note maturity date will be extended by 20 years. During such period, the lender will apply 100% of the rents collected to the following items in the order indicated: (i) payment of accrued interest at the original fixed interest rate, (ii) all payments for escrow or reserve accounts, (iii) any operating expenses of the property pursuant to an approved annual budget, (iv) any extraordinary expenses, and (v) the balance of the rents collected will be applied to the following in such order as the lender may determine: (1) any other amounts due in accordance with the loan documents, (2) the reduction of the principal balance of the mortgage note, and (3) capitalized interest at an interest rate equal to the greater of (A) the initial fixed interest rate as stated on the respective mortgage note agreement plus 2.0% per annum or (B) the then current Treasury Constant Maturity Yield Index plus 2.0% per annum.

The Company’s average interest rate relating to the fixed rate mortgage notes at December 31, 2006 was approximately 5.51%.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table summarizes the scheduled aggregate principal repayments for the five years subsequent to December 31, 2006:

For the Year Ending December 31:	Principal Repayments
2007	$—
2008	—
2009	9,029,500
2010	41,614,000
2011	7,800,000
Thereafter	57,856,000
Total	$116,299,500

The fair value of our fixed rate mortgage notes payable at December 31, 2006 approximates $114.4 million.

NOTE 5 — INTANGIBLE LEASE LIABILITY

Identified intangible liability relating to the real estate acquisitions consisted of the following:

December 31, 2006
Acquired below market leases, net of accumulated amortization of $404,479 (with a weighted average life of 150).	$1,819,963

Amortization income recorded on the identified intangible liability for the years ended December 31, 2006 and 2005, was approximately $202,000 and approximately $175,000, respectively.

Estimated amortization income of the respective intangible lease liability as of December 31, 2006 for each of the five succeeding fiscal years is as follows:

Year:	Below Market Leases
2007	$202,618
2008	202,618
2009	202,618
2010	200,395
2011	199,061
Total	$1,007,310

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material pending legal proceedings known to be contemplated against the Company.

Environmental Matters

In connection with the ownership and operation of real estate, the Company may be potentially liable for costs and damages related to environmental matters. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and the Company is not aware of any other environmental condition that it believes will have a material adverse effect on the consolidated results of operations.

NOTE 7 — RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Certain affiliates of the Company receive fees and compensation in connection with the Offering, and the acquisition, management and sale of the assets of the Company.

In connection with the Offering, the Company paid selling commissions of up to 7% of gross offering proceeds, all of which were reallowed by Cole Capital to participating broker-dealers. In addition, Cole Capital received up to 2.5% of gross proceeds, before reallowance to participating broker-dealers, as a dealer-manager fee. Cole Capital, in its sole discretion, reallowed a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on such factors as the volume of shares sold by such participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. During the year ended December 31, 2006 no amounts were paid for commissions or dealer manager fees. During the year ended December 31, 2005, the Company incurred approximately $4,438,000 in commissions, all of which was reallowed to participating broker dealers. During the year ended December 31, 2005, the Company paid approximately $1,813,000 to Cole Capital for dealer manager fees, of which approximately $446,000 was reallowed to participating broker dealers, respectively.

All organization and offering expenses (excluding selling commissions and the dealer-manager fee) were paid for by Cole Advisors or its affiliates and were reimbursed by the Company up to the lesser of 2% of gross offering proceeds or $800,000. During the year ended December 31, 2006, no amounts were reimbursed to Cole Advisors for organizational and offering expenses by the Company. During the year ended December 31, 2005, the Company reimbursed the advisor approximately $332,000, for organizational and offering expenses, of which none was expensed as organization costs.

Cole Advisors receives a finance coordination fee of up to 1% of the gross proceeds of any loan obtained in connection with an investment. During the year ended December 31, 2006, no amounts were paid to Cole Advisors for finance coordination fees. During the year ended December 31, 2005 the Company paid finance coordination fees to Cole Advisors of approximately $866,000.

The Company pays Cole Realty, its affiliated property manager, fees for the management and leasing of the Company’s properties. Such fees are equal to 3% of gross revenues, plus leasing commissions at prevailing market rates, not to exceed the greater of $4.50 per square foot or 7.5% of the total lease obligation. Cole Realty or its affiliates also receive acquisition and advisory fees of up to 3% of the contract purchase price of each property. The Company paid property management fees to Cole Realty of approximately $455,000 and approximately $304,000 during the years ended December 31, 2006 and 2005, respectively. The Company paid acquisition fees to Cole Realty of approximately $0 and approximately $3.8 million during the years ended December 31, 2006 and 2005, respectively.

The Company pays Cole Advisors a monthly asset management fee of up to 0.75% of the aggregate asset value of the Company’s assets. The fee is payable monthly. During the period from January 1, 2005 to June 30, 2005 and the period from July 1, 2005 to December 31, 2006, the Company paid Cole Advisors an asset management fee of 0.50% and 0.25% of the aggregate asset value of the Company’s assets, respectively.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company is not obligated to pay any additional amounts for such periods. However, Cole Advisors may elect to increase its asset management fees in future periods up to the 0.75% fee. The Company paid asset management fees to Cole Advisors of approximately $490,000 and approximately $422,000 during the years ended December 31, 2006 and 2005, respectively.

If Cole Advisors, or its affiliates, provides substantial assistance in connection with the sale of one or more properties, the Company will pay Cole Advisors an amount equal to 3% of the contract price of each asset sold. In no event will the combined disposition fee paid to Cole Advisors, its affiliates and unaffiliated third parties exceed the reasonable, customary and competitive amount for such services. In addition, after investors have received a return of their net capital contributions and a 7.5% annual cumulative, non-compounded return, then Cole Advisors is entitled to receive 20% of the remaining net sale proceeds. During the years ended December 31, 2006 and 2005, the Company did not pay any fees or amounts to Cole Advisors relating to the sale of properties.

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

The Company will reimburse Cole Advisors for expenses it incurs in connection with its provision of administrative services, including related personnel costs. The Company will not reimburse for personnel costs in connection with services for which Cole Advisors receives acquisition fees or disposition fees. During the years ended December 31, 2006 and 2005, the Company did not reimburse Cole Advisors for any such costs.

NOTE 8 — ECONOMIC DEPENDENCY

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

NOTE 9 — STOCKHOLDERS EQUITY

Share Redemption Program

The Company’s common stock is currently not listed on a national securities exchange, or included for quotation on a national securities market, and the Company currently does not intend to list their common stock. In order to provide stockholders with the possibility of liquidity, stockholders who have held their shares for at least one year may receive the benefit of limited interim liquidity by presenting for redemption all or a minimum portion of their shares to the Company at any time in accordance with the procedures outlined below. At that time, the Company may, subject to the conditions and limitations described below, redeem the shares presented for redemption for cash to the extent that the Company has sufficient funds available to it to fund such redemption. The Company will not pay its advisor or its affiliates any fees to complete any transactions under the share redemption program.

The Company will determine at the beginning of each fiscal year the maximum amount of shares that it may redeem during that year. The Company may use up to 0.5% of its annual cash flow to meet these redemption needs, including cash proceeds generated from new offerings, operating cash flow not intended for dividends, borrowings, and capital transactions such as asset sales or refinancings. As of December 31, 2006, the Company redeemed 2,500 shares at $8.50 per share under the share redemption program. No shares were redeemed during the year ended December 31, 2005.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Except as described below for redemptions upon the death of a stockholder, the purchase price for the redeemed shares will equal the lesser of (1) the price actually paid for those shares or (2) either (i) $8.50 per share or (ii) 90.0% of the net asset value per share, as determined by the Company’s advisor or another firm it might choose for that purpose. The Company’s board of directors reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemption, or (4) otherwise amend the terms of the share redemption program.

The purchase price for shares redeemed upon the death of a stockholder generally will be equal to the price the stockholder actually paid for the shares. If, at the time of redemption, the Company’s advisor or another firm it might choose for that purpose, has made a determination of the net asset value per share, the purchase price for shares redeemed upon the death of a stockholder will be the net asset value of the shares as so determined. The Company will redeem shares upon the death of a stockholder only to the extent that it has sufficient funds available to the Company to fund such redemption.

Redemption of shares, when requested, may generally be made quarterly on a first-come, first-served basis. The Company cannot guarantee that it will have sufficient available cash flow to accommodate any or all requests made in any quarter. If the Company does not have such sufficient funds available, at the time when redemption is requested, a stockholder can (1) withdraw his or her request for redemption or (2) ask that the Company honor such stockholder request at such time, if any, when sufficient funds become available. Such pending requests will generally be honored on a first-come, first-served basis.

Stockholders may present to the Company fewer than all of their shares for redemption, except that (1) any participating stockholder must present for redemption at least 2,500 shares and (2) if any participating stockholder retains any shares, such stockholder must retain at least 2,500 shares.

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

NOTE 10 — INCOME TAXES

For income tax purposes, distributions to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. The following table represents the character of distributions to stockholders for the years ended December 31, 2006 and 2005:

	2006	2005
Character of Distributions:
Ordinary income	31%	49%
Return of capital	69%	51%
	100%	100%

At December 31, 2006, the tax basis carrying value of the Company’s total assets was approximately $200.1 million. During the years ended December 31, 2006 and 2005, the Company had state income taxes of approximately $15,000 and approximately $17,000, respectively, which has been recorded in general and administrative expenses in the consolidated statements of operations.

During 2006, the state of Texas enacted new tax legislation that restructures the state business tax in Texas by replacing the taxable capital and earned surplus components of the current franchise tax with a new “margin tax,”

which for financial reporting purposes is considered an income tax. The Company believes the impact of this legislation was not material to the Company for the year ended December 31, 2006. Accordingly, it has not recorded a provision for income taxes in its accompanying consolidated condensed financial statements for the year ended December 31, 2006.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11 — OPERATING LEASES

All of the Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. The leases frequently have provisions to extend the lease agreement and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, at December 31, 2006 is as follows:

Year Ending December 31:	Amount
2007	$15,164,828
2008	15,193,856
2009	15,372,181
2010	15,720,260
2011	15,566,006
Thereafter	139,342,685
Total	$216,359,816

NOTE 12 — SUBSEQUENT EVENTS

Declaration of Distributions

The Company’s board of directors declared a distribution of $589,133, or $0.0583 per share, for each of the months of February and March 2007.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2006.

ITEM 8A.	CONTROLS AND PROCEDURES

In accordance with Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2006, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance, and not absolute assurance, that the objectives of the controls system are met, and an evaluation of controls can provide only reasonable assurance, and not absolute assurance, that all control issues and instances of fraud or error, if any, within a company have been detected.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.	OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2007 annual meeting of stockholders.

ITEM 10.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2007 annual meeting of stockholders.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2007 annual meeting of stockholders.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2007 annual meeting of stockholders.

ITEM 13.	EXHIBITS

The following exhibits are filed as a part of this Form 10-KSB Registration Statement and numbered in accordance with Part III of Form 10-KSB.

Exhibit Number	Description

2.1*	Articles of Incorporation.

2.2*	Amended and Restated Bylaws.

6.1*	Agreement of Limited Partnership of Cole Operating Partnership I, LP, dated April 6, 2004, between Cole Credit Property Trust, Inc. and the limited partners thereto.

6.2*

Property Management and Leasing Agreement, dated April 6, 2004, among Cole Credit Property Trust, Inc., Cole Operating Partnership I, LP and Cole Realty Advisors, Inc. (f/k/a Fund Realty Advisors, Inc.).

6.3*	Advisory Agreement, dated April 6, 2004, as amended, between Cole Credit Property Trust, Inc. and Cole REIT Advisors, LLC.

6.4*	Dealer Manager Agreement, dated April 6, 2004, between Cole Credit Property Trust, Inc. and Cole Capital Corporation.

6.5*	Escrow Agreement, dated April 7, 2004, between Cole Credit Property Trust, Inc. and Wells Fargo Bank, N.A.

21.1	List of Subsidiaries.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed on May 1, 2006 in the Company’s Form 10-SB (SEC File No. 000-51962) and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2007 annual meeting of stockholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cole Credit Property Trust, Inc.

Date: April 2, 2007	By:	/s/ CHRISTOPHER H. COLE
	Name:	Christopher H. Cole
	Title:	Chief Executive Officer and President

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER H. COLE	Chief Executive Officer, President, and Director (Principal Executive Officer)	April 2, 2007
Christopher H. Cole

/s/ BLAIR D. KOBLENZ	Executive Vice President, Chief Financial Officer, and Director (Principal Financial Officer and Accounting Officer)	April 2, 2007
Blair D. Koblenz

/s/ JOHN M. PONS	Security and Director	April 2, 2007
John M. Pons