Form 10QSB
period 2007-03-31
Cole Credit Property Trust Inc
filed 2007-05-15
CIK 1289272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 11, 2007, there were 10,094,451 shares of common stock, par value $0.01, of Cole Credit Property Trust, Inc. outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes ☐ No ☒

COLE CREDIT PROPERTY TRUST, INC.

PART I

FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated interim financial statements as of and for the three months ended March 31, 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto, included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition or Plan of Operation contained in this report. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying condensed consolidated balance sheets and condensed consolidated statements of operations and of cash flows reflects all adjustments that are, in the Company’s opinion, necessary for a fair presentation of the aforementioned financial statements.

COLE CREDIT PROPERTY TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Real estate assets, at cost:
Land	$54,952,528	$54,952,528
Buildings and improvements, less accumulated depreciation of $7,138,216 and $6,233,204 at March 31, 2007 and December 31, 2006, respectively	113,894,627	114,799,639
Acquired intangible lease assets, less accumulated amortization of $3,860,936 and $3,386,008 at March 31, 2007 and December 31, 2006, respectively	24,156,658	24,631,586
Total real estate assets	193,003,813	194,383,753
Cash and cash equivalents	2,952,007	2,686,279
Rents and tenant receivables	1,092,277	1,159,572
Other assets	40,458	75,398
Deferred financing costs, less accumulated amortization of $1,144,421 and $1,040,640 at March 31, 2007 and December 31, 2006, respectively	1,707,160	1,810,941
Total assets	$198,795,715	$200,115,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable	$116,299,500	$116,299,500
Accounts payable and accrued expenses	506,433	728,511
Acquired below market leases, less accumulated amortization of $455,403 and $404,749 at March 31, 2007 and December 31, 2006, respectively	1,769,309	1,819,963
Distributions payable	588,967	589,043
Deferred rent and other liabilities	377,269	133,859
Total liabilities	119,541,478	119,570,876
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 90,000,000 shares authorized, 10,094,451 and 10,095,751 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	100,945	100,958
Capital in excess of par value	90,458,954	90,470,966
Accumulated distributions in excess of earnings	(11,305,662)	(10,026,857)
Total stockholders’ equity	79,254,237	80,545,067
Total liabilities and stockholders’ equity	$198,795,715	$200,115,943

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

COLE CREDIT PROPERTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2007	2006
Revenues:
Rental income	$3,926,866	$3,925,600
Tenant reimbursement income	49,297	73,457
Total revenue	3,976,163	3,999,057

Expenses:
General and administrative	85,223	155,395
Property operating expenses	84,488	73,299
Property and asset management fees	236,205	236,063
Depreciation	905,012	908,799
Amortization	444,432	445,083
Total operating expenses	1,755,360	1,818,639
Real estate operating income	2,220,803	2,180,418
Other income (expense):
Interest income	25,116	4,987
Interest expense	(1,778,746)	(1,776,970)
Total expense	(1,753,630)	(1,771,983)
Net income	$467,173	$408,435

Weighted average number of common shares outstanding:
Basic and diluted	10,094,522	10,098,251
Net income per common share:
Basic and diluted	$0.05	$0.04

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

COLE CREDIT PROPERTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2007	2006

Cash Flows from Operating Activities:
Net income	$467,173	$408,435
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	905,012	908,799
Amortization	444,432	445,084
Amortization of deferred financing costs	103,781	136,540
Amortization of above and below market leases	(20,158)	(21,705)
Changes in assets and liabilities:
Rents and tenant receivables	67,295	(265,394)
Other assets	34,940	506,530
Accounts payable and accrued expenses	(222,078)	(140,335)
Deferred rent and other liabilities	243,410	(50,750)
Total adjustments	1,556,634	1,518,769
Net cash provided by operating activities	2,023,807	1,927,204
Cash Flows from Investing Activities:
Investment in real estate and property improvements	—	(8,332)
Net cash used in investing activities	—	(8,332)
Cash Flows from Financing Activities:
Common stock redemptions	(12,025)	(21,250)
Distributions to investors	(1,746,054)	(1,767,397)
Deferred financing costs paid	—	2,056
Net cash used in financing activities	(1,758,079)	(1,786,591)
Net increase in cash and cash equivalents	265,728	132,281
Cash and cash equivalents, beginning of period	2,686,279	1,063,092
Cash and cash equivalents, end of period	$2,952,007	$1,195,373
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$588,967	$589,133
Supplemental Cash Flow Disclosure:
Interest paid	$1,674,965	$1,622,696

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

Note 1 — Organization

Cole Credit Property Trust, Inc. (the “Company”) was formed on March 29, 2004 and is a Maryland corporation that is organized and operating as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company’s business is conducted through Cole Operating Partnership I, LP (“Cole OP I”), a Delaware limited partnership. The Company is the sole general partner of and owns an approximately 99.99% partnership interest in Cole OP I. Cole REIT Advisors, LLC (“Cole Advisors”) the affiliate advisor to the Company, is the sole limited partner and owner of approximately 0.01% (minority interest) of the partnership interests of Cole OP I.

On April 6, 2004, we commenced a private placement of shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts (the “Offering”). We commenced our principal operations on July 1, 2004, when we issued the initial 264,200 shares of our common stock in the Offering. We completed the Offering on September 16, 2005, after having raised aggregate gross proceeds of $100,331,320 through the sale of an aggregate of 10,097,251 shares of our common stock. We have redeemed 3,800 shares from our redemption program and as of March 31, 2007, 10,094,451 shares of our common stock were issued and outstanding.

At each of March 31, 2007 and December 31, 2006, the Company owned 41 properties comprising approximately 1,009,000 square feet of single-tenant commercial space located in nineteen states. At each of March 31, 2007 and December 31, 2006, these properties were 100% leased.

The Company’s stock is not currently listed on a national exchange. The Company may seek to list its stock for trading on a national securities exchange only if the board of directors determines that listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any market for its common stock until its shares are listed for trading. In the event it does not obtain listing prior to February 1, 2016, its charter requires that it either: (1) seek stockholder approval of an extension or amendment of this listing deadline; or (2) seek stockholder approval to adopt a plan of liquidation of the corporation.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-QSB, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. Results for this interim period are not necessarily indicative of full year results. The information included in this Form 10-QSB should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2006, filed on Form 10-KSB, and related notes thereto.

Redeemable Common Stock

The Company will determine at the beginning of each fiscal year the maximum amount of shares that it may redeem during that year. The Company may use up to 1.0% of its annual cash flow to meet these redemption needs, including cash proceeds generated from new offerings, operating cash flow not intended for dividends, borrowings, and capital transactions such as asset sales or refinancings. The shares the Company redeems under its share redemption program will be cancelled and return to the status of authorized but unissued shares. The Company does not intend to resell such shares to the public unless they are first registered with the Securities and Exchange Commission under the Securities Act and under appropriate state securities laws or otherwise sold in compliance with such laws. As of March 31, 2007, the Company had redeemed 3,800 shares at an average of $8.76 per share under the share redemption program.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

Reportable Segments

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company determined that it has one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate rental revenue and other income through the leasing of single-tenant properties, which comprised 100% of total consolidated revenues for each of the three-month periods ended March 31, 2007 and 2006. Although the Company’s investments in real estate are geographically diversified throughout the United States and management evaluates operating performance on an individual property level, each of the Company’s single-tenant properties has similar economic characteristics, tenants, and products and services. Therefore, our single-tenant properties have been aggregated into one reportable segment.

Note 3 — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company or any of its properties.

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

Note 4 — Related-Party Transactions and Arrangements

Certain affiliates of the Company receive fees and compensation in connection with the acquisition, management, and sale of the assets of the Company.

Cole Advisors receives a finance coordination fee of up to 1% of the gross proceeds of any loan obtained in connection with an investment. The Company paid no finance coordination fees to Cole Advisors during the quarters ended March 31, 2007 and 2006.

The Company pays Cole Realty Advisors, Inc. (“Cole Realty”), its affiliated property manager, fees for the management and leasing of the Company’s properties. Such fees are equal to 3% of gross revenues, plus leasing commissions at prevailing market rates, not to exceed the greater of $4.50 per square foot or 7.5% of the total lease obligation. Cole Realty or its affiliates also receive acquisition and advisory fees of up to 3% of the contract purchase price of each property. The Company paid property management fees to Cole Realty of approximately $114,000 during each of the three-month periods ended March 31, 2007 and 2006. The Company paid no acquisition fees to Cole Realty during the three-month periods ended March 31, 2007 and 2006.

The Company pays Cole Advisors a monthly asset management fee of up to 0.75% of the aggregate asset value of the Company’s assets. The fee is payable monthly. During each of the three-month periods ended March 31, 2007 and 2006, the Company paid Cole Advisors an asset management fee of 0.25% of the aggregate asset value of the Company’s assets, respectively. The Company is not obligated to pay any additional amounts for such periods. However, Cole Advisors may elect to increase its asset management fees in future periods up to the full 0.75% fee. The Company paid asset management fees to Cole Advisors of approximately $123,000 during each of the three-month periods ended March 31, 2007 and 2006.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

If Cole Advisors, or its affiliates, provides substantial assistance in connection with the sale of one or more properties, the Company will pay Cole Advisors an amount equal to 3% of the contract price of each asset sold. In no event will the combined disposition fee paid to Cole Advisors, its affiliates and unaffiliated third parties exceed the reasonable, customary and competitive amount for such services. In addition, after investors have received a return of their net capital contributions and a 7.5% annual cumulative, non-compounded return, then Cole Advisors is entitled to receive 20% of the remaining net sale proceeds. During the three-month periods ended March 31, 2007 and 2006, the Company did not pay any fees or amounts to Cole Advisors relating to the sale of properties.

Upon listing of the Company’s common stock on a national securities exchange, a fee will be paid to Cole Advisors equal to 20% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing, exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 7.5% annual cumulative, non-compounded return to investors.

The Company may reimburse Cole Advisors for expenses it incurs in connection with its provision of administrative services, including related personnel costs. The Company will not reimburse for personnel costs in connection with services for which Cole Advisors receives acquisition fees or disposition fees. During each of the three-month periods ended March 31, 2007 and 2006, the Company did not reimburse Cole Advisors for any such costs.

Note 5 — Economic Dependency

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

Note 6 – New Accounting Pronouncements

In September 2006, the FASB issued Interpretation FIN No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” (“FIN No. 48”) This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement sets forth criteria to recognize, derecognize, and measure benefits related to income taxes and establishes disclosure requirements pertaining to uncertainty in income tax assets and liabilities. FIN No. 48 became effective for the Company on January 1, 2007 and its adoption did not have a material impact on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the condensed notes thereto, and the other unaudited financial data included elsewhere in this Form 10-QSB. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and “Management’s Discussion and Analysis or Plan of Operation” for the year ended December 31, 2006, included in our annual report on Form 10-KSB. The terms “we,” “us,” “our,” and “the Company” refer to Cole Credit Property Trust, Inc.

Forward-Looking Statements

This section contains forward-looking statements, including discussion and analysis of the financial condition of us and our subsidiaries, our anticipated capital expenditures, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Overview

We derive a substantial portion of our revenue from our rental income. As a result, our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental income accounted for approximately 99% and 98% of total revenue during the three-month periods ended March 31, 2007 and 2006, respectively. As 100% of our properties are under lease, with an average remaining lease term of approximately 12.8 years, we believe our exposure to changes in commercial rental rates is substantially mitigated. As of March 31, 2007, the debt leverage ratio, which is the ratio of mortgage notes payable to total real estate assets, of our portfolio was approximately 60%. All of our debt is subject to fixed interest rates, ranging from 4.62% to 6.68%, with a weighted average remaining term of approximately 5.2 years. As we have no outstanding variable rate debt, we believe our exposure to short-term changes in interest rates is mitigated. Additionally, as we have fully invested the proceeds from our Offering in commercial real estate, and we do not expect to dispose of any of the properties in the near future, our results of operations are not exposed to short-term changes in real estate prices, nor are we exposed to short-term changes in interest rates on future acquisitions.

Results of Operations

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006:

Revenue. Revenue decreased approximately $23,000, or approximately 1%, to approximately $3.98 million for the three-month period ended March 31, 2007 compared to approximately $4.0 million for the three-month period ended March 31, 2006. The decrease was primarily due to lower tenant reimbursement income as a result of lower reimburseable property operating expenses. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for approximately 99% and 98% of total revenues during the three-month period ended March 31, 2007 and 2006, respectively.

General and Administrative Expenses. General and administrative expenses decreased approximately $70,000, or approximately 45%, to approximately $85,000 for the three-month period ended March 31, 2007 compared to approximately $155,000 for the three-month period ended March 31, 2006. The decrease was primarily due to lower accounting and legal fees, which was primarily due to expenses and fees associated with our registration statement preparation and subsequent filing during the three-month period ended March 31, 2006, whereas such services were not provided during the three-month period ended March 31, 2007. The primary general and administrative expense items are legal and accounting fees, organizational costs, state franchise and income taxes, other licenses and fees, and insurance.

Property Operating Expenses. Property operating expenses increased approximately $11,000 to approximately $84,000 for the three-month period ended March 31, 2007 compared to approximately $73,000 during the three-month period ended March 31, 2006. The increase was primarily due to higher insurance costs. The primary property operating expense items are repairs and maintenance, property taxes, and insurance.

Property and Asset Management Fees. Property and asset management fees were unchanged at approximately $236,000 for each of the three-month periods ended March 31, 2007 and 2006. The stabilization in property and asset management fees was primarily due to the ownership of the same properties during each of the three-month periods ended March 31, 2007 and 2006, which stabilized the rental income at approximately $4.0 million for each of the three-month periods ended March 31, 2007 and 2006.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were unchanged at approximately $1.35 million for the each of the three-month periods ended March 31, 2007 and 2006, primarily due to the ownership of the same properties during each of the three-month periods ended March 31, 2007 and 2006.

Interest Income. Interest income increased approximately $20,000 to approximately $25,000 for the three-month period ended March 31, 2007 compared to approximately $5,000 for the three-month period ended March 31, 2006. The increase was primarily due to higher amounts of uninvested cash during the three-month period ended March 31, 2007 as compared to the three-month period ended March 31, 2006.

Interest Expense. Interest expense was unchanged at approximately $1.8 million during each of the three-month periods ended March 31, 2007 and March 31, 2006, as the same mortgage notes were outstanding at the same weighted average interest rate of approximately 5.75% during each of the three-month periods ended March 31, 2007 and 2006.

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

	Three Months Ended March 31,
	2007	2006
Net income	$467,173	$408,435
Add:
Depreciation of real estate assets	905,012	908,799
Amortization of lease related costs	444,432	445,083
FFO	$1,816,617	$1,762,317

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•

In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of approximately $116,000 and $118,000 during the three months ended March 31, 2007 and 2006, respectively.

•	Amortization of deferred financing costs totaled approximately $104,000 and $137,000 during the three months ended March 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

Overview

We expect to meet our short-term liquidity requirements through net cash provided by property operations. We currently do not have any variable rate debt, nor do we expect to assume any variable rate debt. Therefore, we are not subject to direct risk relating to rising interest rates.

We expect to meet our long-term liquidity requirements through proceeds from secured or unsecured financings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations. We expect that our primary uses of capital will be for the payment of operating expenses, including interest expense on any outstanding indebtedness, for the payment of tenant improvements and repairs and maintenance, for the possible reinvestment of proceeds from the strategic sale of properties in replacement properties, and for the payment of distributions to our stockholders.

We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary. To the extent that cash flows from operations are lower then our current expectations due to lower returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash resulting from debt financing will be used to fund certain capital expenditures, repay outstanding debt, or distribute to our stockholders. We did not have any material commitments for capital expenditures as of March 31, 2007.

As of March 31, 2007, we had cash and cash equivalents of approximately $3.0 million, which we expect to be used primarily to pay operating expenses and pay stockholder distributions.

As of March 31, 2007, we had approximately $116.3 million of debt outstanding, all of which is pursuant to fixed rate term mortgage loans with a weighted average interest rate of approximately 5.75%. Additionally the debt leverage ratio, which is the ratio of mortgage notes payable to total real estate assets, was approximately 60% and the weighted average years to maturity was 5.2.

Cash Flow Analysis

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006:

Net cash provided by operating activities increased approximately $97,000 to approximately $2.0 million for the three-month period ended March 31, 2007 compared to approximately $1.9 million for the three-month period ended March 31, 2006. The increase was primarily due to an increase in net income of approximately $59,000. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Net cash used in investing activities decreased approximately $8,000 for the three-month period ended March 31, 2007 to $0 compared to approximately $8,000 for the three-month period ended March 31, 2006. The decrease was primarily due to no property improvements being incurred during the three-month period ended March 31, 2007.

Net cash used in financing activities decreased approximately $29,000 to approximately $1.8 million for the three-month period ended March 31, 2007 compared to approximately $1.8 million for the three-month period ended March 31, 2006. The decrease was primarily due to a decrease in common stock redemptions of approximately $9,000 and a decrease in distributions to investors of approximately $20,000 due to common stock redemptions.

During each of the three-month periods ended March 31, 2007 and 2006, we declared and paid distributions of approximately $1.7 million.

Election as a REIT

We are taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we then would be subject to federal income taxes on our taxable income for four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying condensed consolidated financial statements, as we made distributions in excess of taxable income for the periods presented. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying financial statements.

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

A complete description of such policies and our considerations is contained in our annual report on Form 10-KSB. The information included in this quarterly report on Form 10-QSB should be read in conjunction with our audited consolidated financial statements as of December 31, 2006 and related notes thereto in our annual report on Form 10-KSB.

Commitments and Contingencies

We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 3 to our condensed consolidated financial statements for further explanations.

Related-Party Transactions and Agreements

We have entered into agreements with Cole Advisors and its affiliates, whereby we pay certain fees or reimbursements to Cole Advisors or its affiliates for acquisition fees and expenses, asset and property management fees and reimbursement of operating costs. See Note 4 to our condensed consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

Item 3. Controls and Procedures

In accordance with Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2007, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance, not absolute assurance, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance, only reasonable assurance, that all control issues and instances of fraud and error, if any, within a company have been detected.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered securities during the three months ended March 31, 2007. Additionally, during the month of January 2007, we redeemed 1,300 shares at $9.25 per share for a total share redemption amount of $12,025.

Item 3. Defaults Upon Senior Securities

No events occurred during the period covered by this report that would require a response to this item.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the period covered by this report.

Item 5. Other Information

No events occurred during the period covered by this report that would require a response to this item.

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

Blair D. Koblenz
Executive Vice President and Chief Financial Officer

Date: May 15, 2007

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-QSB for the three-month period ended March 31, 2007 (and are numbered in accordance with Item 601 of Regulation S-B).

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