Form 10QSB
period 2007-06-30
Cole Credit Property Trust Inc
filed 2007-08-14
CIK 1289272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

Or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☒

As of August 14, 2007, there were 10,090,951 shares of common stock, par value $0.01, of Cole Credit Property Trust, Inc. outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes ☐ No ☒

COLE CREDIT PROPERTY TRUST, INC.

PART I

FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated interim financial statements as of and for the three months and six months ended June 30, 2007 have been prepared by Cole Credit Property Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto, included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition or Plan of Operation contained in this report. The results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying condensed consolidated balance sheets and condensed consolidated statements of operations and of cash flows reflects all adjustments that are, in the Company’s opinion, necessary for a fair presentation of the aforementioned financial statements.

COLE CREDIT PROPERTY TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Real estate assets, at cost:
Land	$54,952,528	$54,952,528
Buildings and improvements, less accumulated depreciation of $8,045,107 and $6,233,204 at June 30, 2007 and December 31, 2006, respectively	112,987,736	114,799,639
Acquired intangible lease assets, less accumulated amortization of $4,335,863 and $3,386,008 at June 30, 2007 and December 31, 2006, respectively	23,681,732	24,631,586
Total real estate assets	191,621,996	194,383,753
Cash and cash equivalents	2,897,077	2,686,279
Rents and tenant receivables	1,203,792	1,159,572
Other assets	44,821	75,398
Deferred financing costs, less accumulated amortization of $1,248,202 and $1,040,640 at June 30, 2007 and December 31, 2006, respectively	1,603,379	1,810,941
Total assets	$197,371,065	$200,115,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable	$116,299,500	$116,299,500
Accounts payable and accrued expenses	565,076	728,511
Acquired below market leases, less accumulated amortization of $506,058 and $404,749 at June 30, 2007 and December 31, 2006, respectively	1,718,654	1,819,963
Distributions payable	587,888	589,043
Deferred rent and other liabilities	370,921	133,859
Total liabilities	119,542,039	119,570,876
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 90,000,000 shares authorized, 10,090,951 and 10,095,751 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	100,910	100,958
Capital in excess of par value	90,423,989	90,470,966
Accumulated distributions in excess of earnings	(12,695,873)	(10,026,857)
Total stockholders’ equity	77,829,026	80,545,067
Total liabilities and stockholders’ equity	$197,371,065	$200,115,943

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

COLE CREDIT PROPERTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues:
Rental and other income	$3,926,865	$3,926,074	$7,853,731	$7,851,674
Tenant reimbursement income	58,675	73,892	107,972	147,349
Total revenue	3,985,540	3,999,966	7,961,703	7,999,023

Expenses:
General and administrative	136,139	271,109	221,362	426,504
Property operating expenses	81,648	83,892	166,136	157,191
Property and asset management fees	245,685	236,341	481,890	472,404
Depreciation	906,891	900,571	1,811,903	1,809,370
Amortization	444,431	443,835	888,863	888,918
Total operating expenses	1,814,794	1,935,748	3,570,154	3,754,387
Real estate operating income	2,170,746	2,064,218	4,391,549	4,244,636

Other income (expense):
Interest income	30,175	11,179	55,291	16,166
Interest expense	(1,797,357)	(2,298,589)	(3,576,103)	(4,075,559)
Total other expense	(1,767,182)	(2,287,410)	(3,520,812)	(4,059,393)
Net income (loss)	$403,564	$(223,192)	$870,737	$185,243

Weighted average number of common shares outstanding:
Basic and diluted	10,090,951	10,095,751	10,093,025	10,096,987

Net income (loss) per common share:
Basic and diluted	$0.04	$(0.02)	$0.09	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

COLE CREDIT PROPERTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2007	2006

Cash Flows from Operating Activities:
Net income	$870,737	$185,243
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,811,903	1,809,370
Amortization	888,863	888,918
Amortization of deferred financing costs	207,562	292,300
Amortization of above and below market leases	(40,317)	(40,390)
Changes in assets and liabilities:
Rents and tenant receivables	(44,220)	(148,891)
Other assets	30,576	505,497
Accounts payable and accrued expenses	(163,435)	86,311
Deferred rent and other liabilities	237,062	(91,479)
Total adjustments	2,927,994	3,301,636
Net cash provided by operating activities	3,798,731	3,486,879
Cash Flows from Financing Activities:
Common stock redemptions	(47,025)	(21,250)
Proceeds from mortgage and affiliate notes payable	—	6,385,152
Repayments of mortgage and affiliate notes payable	—	(4,070,000)
Distributions to investors	(3,540,908)	(3,535,957)
Deferred financing costs paid	—	(225,674)
Net cash used in financing activities	(3,587,933)	(1,467,729)
Net increase in cash and cash equivalents	210,798	2,019,150
Cash and cash equivalents, beginning of period	2,686,279	1,063,092
Cash and cash equivalents, end of period	$2,897,077	$3,082,242

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$587,888	$589,043
Supplemental Cash Flow Disclosure:
Interest paid	$3,387,152	$3,328,951

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

Note 1 — Organization

Cole Credit Property Trust, Inc. (the “Company”) was formed as a Maryland corporation on March 29, 2004 and is organized and operating as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company’s business is conducted through Cole Operating Partnership I, LP (“Cole OP I”), a Delaware limited partnership. The Company is the sole general partner of and owns an approximately 99.99% partnership interest in Cole OP I. Cole REIT Advisors, LLC (“Cole Advisors”), the affiliate advisor to the Company, is the sole limited partner and owner of approximately 0.01% (minority interest) of the partnership interests of Cole OP I.

On April 6, 2004, we commenced a private placement of shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts (the “Offering”). We commenced our principal operations on July 1, 2004, when we issued the initial 264,200 shares of our common stock in the Offering. We completed the Offering on September 16, 2005, after having raised aggregate gross proceeds of $100,331,320 through the sale of an aggregate of 10,097,251 shares of our common stock. We have redeemed 7,300 shares from our redemption program and as of June 30, 2007, 10,090,951 shares of our common stock were issued and outstanding.

At each of June 30, 2007 and December 31, 2006, the Company owned 41 properties, which were 100% leased, comprising approximately 1,009,000 square feet of single-tenant commercial space located in nineteen states.

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

Redemptions of Common Stock

The Company will determine at the beginning of each fiscal year the maximum amount of shares that it may redeem during that year under its share redemption program. The Company may use up to 1.0% of its annual cash flow to meet these redemption needs, including cash proceeds generated from new offerings, operating cash flow not intended for dividends, borrowings, and capital transactions such as asset sales or refinancings. The shares the Company redeems under its share redemption program will be cancelled and return to the status of authorized but unissued shares. The Company does not intend to resell such shares to the public unless they are first registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and under appropriate state securities laws or otherwise sold in compliance with such laws. As of June 30, 2007, the Company had redeemed 7,300 shares at an average of $9.35 per share under the share redemption program.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

Reportable Segments

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company determined that it has one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate rental revenue and other income through the leasing of single-tenant properties, which comprised 100% of total consolidated revenues for each of the three-month and six-month periods ended June 30, 2007 and 2006. Although the Company’s investments in real estate are geographically diversified throughout the United States and management evaluates operating performance on an individual property level, each of the Company’s single-tenant properties has similar economic characteristics, tenants, and products and services. Therefore, the Company’s single-tenant properties have been aggregated into one reportable segment.

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

Cole Advisors receives a finance coordination fee of up to 1% of the gross proceeds of any loan obtained in connection with an investment. The Company paid no finance coordination fees and approximately $392,000 to Cole Advisors during the three-month period ended June 30, 2007 and 2006, respectively, and $0 and approximately $392,000 during the six-month period ended June 30, 2007 and 2006, respectively.

The Company pays Cole Realty Advisors, Inc. (“Cole Realty”), its affiliated property manager, fees for the management and leasing of the Company’s properties. Such fees include property management fees equal to 3% of gross revenues, plus leasing commissions at prevailing market rates, not to exceed the greater of $4.50 per square foot or 7.5% of the total lease obligation. Cole Realty or its affiliates also receive acquisition and advisory fees of up to 3% of the contract purchase price of each property acquired. The Company paid property management fees to Cole Realty of approximately $123,000 and approximately $113,000 during the three-month periods ended June 30, 2007 and 2006, respectively, and approximately $237,000 and approximately $227,000 during the six-month periods ended June 30, 2007 and 2006, respectively. The Company paid no acquisition fees to Cole Realty during the three-month and six-month periods ended June 30, 2007 and 2006.

The Company may pay Cole Advisors an asset management fee of up to 0.75% of the aggregate asset value of the Company’s assets. The fee is payable monthly. During each of the three-month and six-month periods ended June 30, 2007 and 2006, the Company paid Cole Advisors a monthly asset management fee of one-twelfth of 0.25% of the aggregate asset value of the Company’s assets, respectively. The Company is not obligated to pay any additional amounts for such periods. However, Cole Advisors may elect to increase its asset management fees in future periods up to the full 0.75% fee. The asset management fees paid to Cole Advisors were approximately $123,000 during each of the three-month periods ended June 30, 2007 and 2006 and approximately $245,000 during each of the six-month periods ended June 30, 2007 and 2006.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

If Cole Advisors, or its affiliates, provides substantial assistance in connection with the sale of one or more properties, the Company will pay Cole Advisors an amount equal to 3% of the contract price of each asset sold. In no event will the combined disposition fee paid to Cole Advisors, its affiliates and unaffiliated third parties exceed the reasonable, customary and competitive amount for such services. In addition, after investors have received a return of their net capital contributions and a 7.5% annual cumulative, non-compounded return, then Cole Advisors is entitled to receive 20% of the remaining net sale proceeds. During the three-month and six-month periods ended June 30, 2007 and 2006, the Company did not pay any fees or amounts to Cole Advisors relating to the sale of properties.

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

The Company may reimburse Cole Advisors for expenses it incurs in connection with its provision of administrative services, including related personnel costs. The Company will not reimburse for personnel costs in connection with services for which Cole Advisors receives acquisition fees or disposition fees. During each of the three-month and six-month periods ended June 30, 2007 and 2006, the Company did not reimburse Cole Advisors for any such costs.

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

Note 6 – New Accounting Pronouncements

In September 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” (“FIN No. 48”) This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement sets forth criteria to recognize, derecognize, and measure benefits related to income taxes and establishes disclosure requirements pertaining to uncertainty in income tax assets and liabilities. FIN No. 48 became effective for the Company on January 1, 2007 and its adoption did not have a material impact on its consolidated financial statements.

In June, 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The provisions of this SOP are effective for the Company on January 1, 2008. The Company is currently evaluating this new guidance.

Note 7 — Subsequent Events

On August 9, 2007, the Company acquired a single-tenant retail property in Topeka, Kansas, consisting of 24,727 rentable square feet, net leased to Tractor Supply Company, for approximately $3.1 million (the “Tractor Supply Property”). The Company incurred an approximately $1.7 million mortgage note payable in connection with the Tractor Supply Property, with a fixed interest rate of 5.88% and a maturity date of September 1, 2017.

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

Forward-Looking Statements

This section contains forward-looking statements, including discussion and analysis of the financial condition of us and our subsidiaries, our anticipated primary uses of capital, anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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

Management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Overview

We derive a substantial portion of our revenue from our rental income. As a result, our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental income accounted for approximately 99% and 98% of total revenue during the three-month periods ended June 30, 2007 and 2006, respectively, and approximately 99% and 98% of total revenue during the six-month periods ended June 30, 2007 and 2006, respectively. As 100% of our properties are under lease, with an average remaining lease term of approximately 12.6 years, we believe our exposure to changes in commercial rental rates is substantially mitigated. As of June 30, 2007, the debt leverage ratio, which is the ratio of mortgage notes payable to total real estate assets, of our portfolio was approximately 57%. All of our debt is subject to fixed interest rates, ranging from 4.62% to 6.68%, with a weighted average remaining term of approximately 4.9 years. As we have no outstanding variable rate debt, we believe our exposure to short-term changes in interest rates is mitigated. Additionally, as we have fully invested the proceeds from our offering in commercial real estate, and we do not expect to dispose of any of the properties in the near future, our results of operations are not exposed to short-term changes in real estate prices, nor are we exposed to short-term changes in interest rates on future acquisitions.

Results of Operations

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006:

Revenue. Revenue decreased approximately $14,000, or less than 1%, to approximately $3.9 million for the three-month period ended June 30, 2007, compared to approximately $4.0 million for the three-month period ended June 30, 2006. The decrease was primarily due to lower tenant reimbursement income as a result of lower reimburseable property operating expenses. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for approximately 99% and 98% of total revenues during the three-month periods ended June 30, 2007 and 2006, respectively.

General and Administrative Expenses. General and administrative expenses decreased approximately $135,000, or approximately 50%, to approximately $136,000 for the three-month period ended June 30, 2007, compared to approximately $271,000 for the three-month period ended June 30, 2006. The decrease was primarily due to lower accounting and legal fees, which was primarily due to expenses and fees associated with our registration statement preparation and subsequent filing during the three-month period ended June 30, 2006, whereas such services were not provided during the three-month period ended June 30, 2007. The primary general and administrative expense items are legal and accounting fees, organizational costs, state franchise and income taxes, other licenses and fees, and insurance.

Property Operating Expenses. Property operating expenses decreased approximately $2,000, or approximately 3%, to approximately $82,000 for the three-month period ended June 30, 2007, compared to approximately $84,000 during the three-month period ended June 30, 2006. The decrease was primarily due a decrease of property taxes offset by an increase in insurance costs during the three-month period ended June 30, 2007 compared to the three-month period ended June 30, 2006. The primary property operating expense items are repairs and maintenance, property taxes, and insurance.

Property and Asset Management Fees. Property and asset management fees increased approximately $10,000, or approximately 4%, to approximately $246,000 for the three-month period ended June 30, 2007, compared to approximately $236,000 during the three-month period ended June 30, 2006. The increase is due rent increases during the three-month period ended June 30, 2007 compared to the three-month period ended June 30, 2006.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were unchanged at approximately $1.3 million for the each of the three-month periods ended June 30, 2007 and 2006, primarily due to the ownership of the same properties during each of the three-month periods ended June 30, 2007 and 2006.

Interest Income. Interest income increased approximately $19,000, or approximately 170%, to approximately $30,000 for the three-month period ended June 30, 2007, compared to approximately $11,000 for the three-month period ended June 30, 2006. The increase was primarily due to higher interest rates earned on uninvested cash during the three-month period ended June 30, 2007 as compared to the three-month period ended June 30, 2006.

Interest Expense. Interest expense decreased approximately $501,000, or approximately 22%, to approximately $1.8 million for the three-month period ended June 30, 2007, compared to approximately $2.3 million for the three-month period ended June 30, 2006. The decrease was primarily due to approximately $448,000 of expense incurred to refinance three variable rate loans during the three-month period ending June 30, 2006, which was not incurred during the three-month period ended June 30, 2007, and also due in part to a decrease in the weighted average interest rate payable on our debt to approximately 5.76% during the three-month period ended June 30, 2007 compared to the approximately 6.06% during the three-month period ended June 30, 2006.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006:

Revenue. Revenue decreased approximately $37,000, or less than 1%, to approximately $7.96 million for the six-month period ended June 30, 2007, compared to approximately $8.0 million for the six-month period ended June 30, 2006. The decrease was primarily due to lower tenant reimbursement income as a result of lower reimburseable property operating expenses. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for approximately 99% and approximately 98% of total revenues during the six-month periods ended June 30, 2007 and 2006, respectively.

General and Administrative Expenses. General and administrative expenses decreased approximately $205,000, or approximately 48%, to approximately $222,000 for the six-month period ended June 30, 2007, compared to approximately $427,000 for the six-month period ended June 30, 2006. The decrease was primarily due to lower accounting and legal fees, which was primarily due to expenses and fees associated with our registration statement preparation and subsequent filing during the six-month period ended June 30, 2006, whereas such services were not provided during the six-month period ended June 30, 2007. The primary general and administrative expense items are legal and accounting fees, organizational costs, state franchise and income taxes, other licenses and fees, and insurance.

Property Operating Expenses. Property operating expenses increased approximately $9,000, or approximately 6%, to approximately $166,000 for the six-month period ended June 30, 2007, compared to approximately $157,000 during the six-month period ended June 30, 2006. The increase was primarily due to higher insurance costs. The primary property operating expense items are repairs and maintenance, property taxes, and insurance.

Property and Asset Management Fees. Property and asset management fees increased approximately $10,000, or approximately 2%, to approximately $482,000 for the six-month period ended June 30, 2007, compared to approximately $472,000 during the six-month period ended June 30, 2006. The increase is due to rent increases during the six-month period ended June 30, 2007 compared to the six-month period ended June 30, 2006.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were unchanged at approximately $2.7 million for the each of the six-month periods ended June 30, 2007 and 2006, primarily due to the ownership of the same properties during each of the six-month periods ended June 30, 2007 and 2006.

Interest Income. Interest income increased approximately $39,000, or approximately 242%, to approximately $55,000 for the six months ended June 30, 2007, compared to approximately $16,000 for the six-month period ended June 30, 2006. The increase was primarily due to higher interest rate earned on uninvested cash during the six-month period ended June 30, 2007 compared to the six-month period ended June 30, 2006.

Interest Expense . Interest expense decreased approximately $499,000, or approximately 12%, to approximately $3.6 million for the six-month period ended June 30, 2007, compared to approximately $4.1 million for the six-month period ended June 30, 2006. The decrease was primarily due to approximately $448,000 of expense incurred to refinance three variable rate loans during the six-month period ending June 30, 2006 and also due in part to a decrease in the weighted average interest rate payable on our debt to approximately 5.76% during the six-month period ended June 30, 2007 compared to approximately 6.04% during the six-month period ended June 30, 2006.

Funds From Operations

We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of a REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictability over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trust’s (“NAREIT”) definition, as we do, or may interpret the current NAREIT definition differently than we do.

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

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net (loss) income	$403,564	$(223,192)	$870,737	$185,243
Add:
Depreciation of real estate assets	906,891	900,571	1,811,903	1,809,370
Amortization of lease related costs	444,431	443,835	888,863	888,918
FFO	$1,754,886	$1,121,214	$3,571,503	$2,883,531

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•

In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of approximately $114,000 and approximately $118,000 during the three-month periods ended June 30, 2007 and 2006, respectively, and approximately $230,000 and approximately $235,000 during the six-month periods ended June 30, 2007 and 2006, respectively.

•

Amortization of deferred financing costs totaled approximately $104,000 and approximately $155,000 during the three-month periods ended June 30, 2007 and 2006, respectively, and approximately $208,000 and approximately $292,000 during the six-month periods ended June 30, 2007 and 2006, respectively.

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

We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary. To the extent that cash flows from operations are lower then our current expectations due to lower returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash resulting from debt financing will be used to fund certain capital expenditures, repay outstanding debt, or distribute to our stockholders. We did not have any material commitments for capital expenditures as of June 30, 2007.

As of June 30, 2007, we had cash and cash equivalents of approximately $2.9 million, of which we used approximately $1.4 million to acquire the Tractor Supply Property in Topeka, Kansas on August 9, 2007; we expect to use the remaining balance primarily to pay operating expenses and pay stockholder distributions. Refer to Note 7 to our unaudited condensed consolidated financial statements for further explanation.

As of June 30, 2007, we had approximately $116.3 million of debt outstanding, all of which is pursuant to fixed rate term mortgage loans with a weighted average interest rate of approximately 5.76%. Additionally the debt leverage ratio, which is the ratio of mortgage notes payable to total real estate assets, was approximately 57% and the weighted average years to maturity was 4.9.

Cash Flow Analysis

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006:

Net cash provided by operating activities increased approximately $312,000 to approximately $3.8 million for the six-month period ended June 30, 2007, compared to approximately $3.5 million for the six-month period ended June 30, 2006. The increase was primarily due to an increase in net income of approximately $685,000 and an increase in the deferred rent of approximately $329,000, offset by a decrease in the accounts payable of approximately $250,000 and a decrease in the other assets of approximately $475,000. See “—Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Net cash used in financing activities increased approximately $2.1 million to approximately $3.6 million for the six-month period ended June 30, 2007, compared to approximately $1.5 million for the six-month period ended June 30, 2006. The increase was primarily due to a decrease in net proceeds from the issuance of mortgage notes payable of approximately $6.4 million, as we did not issue any mortgage notes payable in 2007, and we refinanced six mortgage notes payable in the six-month period ended June 30, 2006. The decrease of approximately $6.4 million was offset by a decrease of repayments of mortgage notes payable of approximately $4.1 million, as we did not repay any mortgage notes payable in 2007, compared to one in the six-month period ending June 30, 2006.

During each of the six-month periods ended June 30, 2007 and 2006, we declared and paid distributions of approximately $3.5 million.

Election as a REIT

We are taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we then would be subject to federal income taxes on our taxable income for four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event would materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying unaudited condensed consolidated financial statements, as we made distributions in excess of taxable income for the periods presented. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying financial statements.

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

A complete description of such policies and our considerations is contained in our annual report on Form 10-KSB. The information included in this quarterly report on Form 10-QSB should be read in conjunction with our audited consolidated financial statements as of December 31, 2006, and related notes thereto, in our annual report on Form 10-KSB.

Commitments and Contingencies

We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 3 to our unaudited condensed consolidated financial statements for further explanation.

Related-Party Transactions and Agreements

We have entered into agreements with Cole Advisors and its affiliates, whereby we pay certain fees or reimbursements to Cole Advisors or its affiliates for acquisition fees and expenses, asset and property management fees and reimbursement of operating costs. See Note 4 to our unaudited condensed consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

Item 3. Controls and Procedures

In accordance with Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2007, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance, not absolute assurance, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance, only reasonable assurance, that all control issues and instances of fraud and error, if any, within a company have been detected.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the interim period ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered securities during the three months ended June 30, 2007. During the month of April 2007, we redeemed 3,500 shares at $10.00 per share for a total share redemption amount of $35,000.

Item 3. Defaults Upon Senior Securities

No events occurred during the period covered by this report that would require a response to this item.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2007 Annual Meeting of Stockholders on May 22, 2007. The following proposal received the votes at the 2007 Annual Meeting of Stockholders as set forth below:

Election of three persons to serve as members of the Company’s Board of Directors. The voting results for each of the three persons nominated were as follows:

Candidate	Votes For	Votes Withheld	Abstentions / Broker Non-Votes
Christopher H. Cole	5,593,900	52,494	N/A
Blair D. Koblenz	5,593,900	52,494	N/A
John M. Pons	5,593,900	52,494	N/A

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

Blair D. Koblenz
Executive Vice President and Chief Financial Officer

Date: August 14, 2007

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-QSB for the three-month period ended June 30, 2007 (and are numbered in accordance with Item 601 of Regulation S-B).

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