Form 10QSB
period 2007-09-30
Cole Credit Property Trust Inc
filed 2007-11-14
CIK 1289272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐ No ☒

As of November 14, 2007, there were 10,090,951 shares of common stock, par value $0.01, of Cole Credit Property Trust, Inc. outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes ☐ No ☒

COLE CREDIT PROPERTY TRUST, INC.

PART I

FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited interim financial statements as of and for the three months and nine months ended September 30, 2007 have been prepared by Cole Credit Property Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition or Plan of Operation contained in this report. The results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying condensed consolidated balance sheets and condensed consolidated statements of operations and of cash flows reflects all adjustments that are, in the Company’s opinion, necessary for a fair presentation of the aforementioned financial statements.

COLE CREDIT PROPERTY TRUST, INC.

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	September 30, 2007	December 31, 2006
ASSETS
Real estate assets, at cost:
Land	$55,320,895	$54,952,528
Buildings and improvements, less accumulated depreciation of $8,983,157 and $6,233,204 at September 30, 2007 and December 31, 2006, respectively	114,523,185	114,799,639
Acquired intangible lease assets, less accumulated amortization of $4,841,166 and $3,386,008 at September 30, 2007 and December 31, 2006, respectively	23,496,443	24,631,586
Total real estate assets	193,340,523	194,383,753
Cash and cash equivalents	984,357	2,686,279
Rents and tenant receivables	1,374,915	1,159,572
Other assets	85,872	75,398
Deferred financing costs, less accumulated amortization of $923,523 and $1,040,640 at September 30, 2007 and December 31, 2006, respectively	1,597,829	1,810,941
Total assets	$197,383,496	$200,115,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable	$117,977,000	$116,299,500
Accounts payable and accrued expenses	598,144	728,511
Acquired below market leases, less accumulated amortization of $558,789 and $404,749 at September 30, 2007 and December 31, 2006, respectively	1,680,084	1,819,963
Distributions payable	588,589	589,043
Deferred rent and other liabilities	77,886	133,859
Total liabilities	120,921,703	119,570,876
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding at September 30, 2007 and December 31, 2006, respectively	—	—
Common stock, $.01 par value; 90,000,000 shares authorized, 10,090,951 and 10,095,751 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	100,910	100,958
Capital in excess of par value	90,423,989	90,470,966
Accumulated distributions in excess of earnings	(14,063,106)	(10,026,857)
Total stockholders’ equity	76,461,793	80,545,067
Total liabilities and stockholders’ equity	$197,383,496	$200,115,943

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenues:
Rental and other income	$4,005,731	$3,929,117	$11,859,462	$11,780,791
Tenant reimbursement income	65,067	69,507	173,039	216,856
Total revenue	4,070,798	3,998,624	12,032,501	11,997,647

Expenses:
General and administrative	128,355	197,526	349,717	624,030
Property operating expenses	107,337	75,952	273,473	233,143
Property and asset management fees	237,991	236,205	719,881	708,609
Depreciation	938,050	908,799	2,749,953	2,718,169
Amortization	469,844	445,083	1,358,707	1,334,001
Total operating expenses	1,881,577	1,863,565	5,451,731	5,617,952
Real estate operating income	2,189,221	2,135,059	6,580,770	6,379,695

Other income (expense):
Interest income	18,984	29,130	74,275	45,296
Interest expense	(1,807,239)	(1,812,396)	(5,383,342)	(5,887,955)
Total other expense	(1,788,255)	(1,783,266)	(5,309,067)	(5,842,659)
Net income	$400,966	$351,793	$1,271,703	$537,036

Weighted average number of common shares outstanding:
Basic and diluted	10,090,951	10,095,751	10,092,316	10,096,566

Net income per common share:
Basic and diluted	$0.04	$0.03	$0.13	$0.05

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006

Cash Flows from Operating Activities:
Net income	$1,271,703	$537,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,749,953	2,718,169
Amortization	1,358,707	1,334,001
Amortization of deferred financing costs	288,083	392,509
Amortization of above and below market leases	(57,543)	(62,092)
Changes in assets and liabilities:
Rents and tenant receivables	(215,343)	(315,320)
Other assets	(10,474)	(129,495)
Accounts payable and accrued expenses	(130,367)	27,354
Deferred rent and other liabilities	(55,973)	(27,577)
Total adjustments	3,927,043	3,937,549
Net cash provided by operating activities	5,198,746	4,474,585
Cash Flows from Investing Activities:
Investments in real estate and related assets	(2,841,866)	(50,884)
Acquired intangible lease assets	(320,016)	—
Acquired below market lease intangibles	14,116	—
Net cash used in investing activities	(3,147,766)	(50,884)
Cash Flows from Financing Activities:
Common stock redemptions	(47,025)	(21,250)
Proceeds from mortgage notes payable	1,677,500	6,385,152
Repayments of mortgage notes payable	—	(4,070,000)
Refund of loan deposits	—	887,100
Payment of loan deposits	—	(391,800)
Distributions to investors	(5,308,406)	(5,302,939)
Deferred financing costs paid	(74,971)	(227,462)
Net cash used in financing activities	(3,752,902)	(2,741,199)
Net (decrease) increase in cash and cash equivalents	(1,701,922)	1,682,502
Cash and cash equivalents, beginning of period	2,686,279	1,063,092
Cash and cash equivalents, end of period	$984,357	$2,745,594

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$588,589	$589,042
Supplemental Cash Flow Disclosure:
Interest paid	$5,113,870	$5,041,138

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2007

Note 1 — Organization

Cole Credit Property Trust, Inc. (the “Company”) was formed as a Maryland corporation on March 29, 2004 and is organized and operating as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company’s business is conducted through Cole Operating Partnership I, LP (“Cole OP I”), a Delaware limited partnership. The Company is the sole general partner of, and owns an approximately 99.99% partnership interest in, Cole OP I. Cole REIT Advisors, LLC (“Cole Advisors”), the affiliate advisor to the Company, is the sole limited partner and owner of approximately 0.01% (minority interest) of the partnership interests of Cole OP I.

On April 6, 2004, the Company commenced a private placement of shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts (the “Offering”). The Company commenced its principal operations on July 1, 2004, when it issued the initial 264,200 shares of its common stock in the Offering. The Company completed the Offering on September 16, 2005, after having raised aggregate gross proceeds of $100,331,320 through the sale of an aggregate of 10,097,251 shares of its common stock. The Company has redeemed 7,300 shares from its redemption program and as of September 30, 2007, 10,090,951 shares of its common stock were issued and outstanding.

At September 30, 2007, the Company owned 42 properties, which were 100% leased, comprising approximately 1.0 million square feet of single-tenant commercial space located in 19 states.

The Company’s stock is not currently listed on a national exchange. The Company may seek to list its stock for trading on a national securities exchange only if the board of directors determines that listing would be in the best interest of the Company’s stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any market for its common stock until its shares are listed for trading. In the event it does not obtain listing prior to February 1, 2016, its charter requires that it either: (1) seek stockholder approval of an extension or amendment of this listing deadline; or (2) seek stockholder approval to adopt a plan of liquidation of the corporation.

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

Redemptions of Common Stock

The Company will determine at the beginning of each fiscal year the maximum amount of shares that it may redeem during that year under its share redemption program. The Company may use up to 1.0% of its annual cash flow to meet these redemption needs, including cash proceeds generated from new offerings, operating cash flow not intended for dividends, borrowings, and capital transactions such as asset sales or refinancings. The shares the Company redeems under its share redemption program will be cancelled and return to the status of authorized but unissued shares. The Company does not intend to resell such shares to the public unless they are first registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and under appropriate state securities laws or otherwise sold in compliance with such laws. As of September 30, 2007, the Company had redeemed 7,300 shares at an average of $9.35 per share under the share redemption program.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2007

Reportable Segments

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company determined that it has one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate rental revenue and other income through the leasing of single-tenant properties, which comprised 100% of total consolidated revenues for each of the three-month and nine-month periods ended September 30, 2007 and 2006. Although the Company’s investments in real estate are geographically diversified throughout the United States and management evaluates operating performance on an individual property level, all of the Company’s single-tenant properties have similar economic characteristics, tenants, and products and services. Therefore, the Company’s single-tenant properties have been aggregated into one reportable segment.

Note 3 — Real Estate Acquisitions

On August 9, 2007, the Company acquired a single-tenant retail property in Topeka, Kansas, consisting of 24,727 rentable square feet, net leased to Tractor Supply Company, for approximately $3.1 million. The Company financed the acquisition with a mortgage loan of approximately $1.7 million secured by the property. The Company allocated the purchase price of this property, including acquisition costs of approximately $95,000, to the fair market value of the assets acquired and liabilities assumed. The Company allocated approximately $368,000 to land, approximately $2.5 million to building and improvements, approximately $320,000 to acquired in-place leases, and approximately $14,000 to acquired below-market leases during the nine-month period ended September 30, 2007.

Note 4 — Notes Payable

During the nine-month period ended September 30, 2007, the Company issued a mortgage note payable in connection with the real estate acquisition described in Note 3 above, of approximately $1.7 million, with a fixed interest rate of 5.88% and a maturity date of September 1, 2017. The Company incurred approximately $75,000 in deferred financing costs relating to the mortgage note issued.

Note 5 — Commitments and Contingencies

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

Note 6 — Related-Party Transactions and Arrangements

Certain affiliates of the Company receive fees and compensation in connection with the acquisition, management, and sale of the assets of the Company.

Cole Advisors receives a finance coordination fee of up to 1% of the gross proceeds of any loan obtained in connection with an investment. The Company paid finance coordination fees of approximately $17,000 and $0 to Cole Advisors during the three-month periods ended September 30, 2007 and 2006, respectively, and approximately $17,000 and approximately $392,000 during the nine-month periods ended September 30, 2007 and 2006, respectively.

The Company pays Cole Realty Advisors, Inc. (“Cole Realty”), its affiliated property manager, fees for the management and leasing of the Company’s properties. Such fees include property management fees equal to 3% of gross revenues, plus leasing commissions at prevailing market rates, not to exceed the greater of $4.50 per square foot or 7.5% of the total lease

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2007

obligation. Cole Realty or its affiliates also receive acquisition and advisory fees of up to 3% of the contract purchase price of each property acquired. The Company paid property management fees to Cole Realty of approximately $114,000 during each of the three-month periods ended September 30, 2007 and 2006, and approximately $351,000 and approximately $341,000 during the nine-month periods ended September 30, 2007 and 2006, respectively. The Company paid acquisition fees to Cole Realty of $61,000 during the three and nine-month periods ended September 30, 2007. No acquisition fees were paid by the Company during the three and nine-month periods ended September 30, 2006.

The Company may pay Cole Advisors an annual asset management fee of up to 0.75% of the aggregate asset value of the Company’s assets. The fee is payable monthly. During each of the three-month and nine-month periods ended September 30, 2007 and 2006, the Company paid Cole Advisors a monthly asset management fee of one-twelfth of 0.25% of the aggregate asset value of the Company’s assets. The Company is not obligated to pay any additional amounts for such periods. However, Cole Advisors may elect to increase its asset management fees in future periods up to the full 0.75% annual fee. The asset management fees paid to Cole Advisors were approximately $124,000 and approximately $123,000 during the three-month periods ended September 30, 2007 and 2006, respectively, and approximately $369,000 and approximately $368,000 during the nine-month periods ended September 30, 2007 and 2006, respectively.

If Cole Advisors, or its affiliates, provides substantial assistance in connection with the sale of one or more properties, the Company will pay Cole Advisors an amount equal to 3% of the contract price of each asset sold. In no event will the combined disposition fee paid to Cole Advisors, its affiliates and unaffiliated third parties exceed the reasonable, customary and competitive amount for such services. In addition, after investors have received a return of their net capital contributions and a 7.5% annual cumulative, non-compounded return, then Cole Advisors is entitled to receive 20% of the remaining net sale proceeds. During the three and nine-month periods ended September 30, 2007 and 2006, the Company did not pay any fees or amounts to Cole Advisors relating to the sale of properties.

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

The Company may reimburse Cole Advisors for expenses it incurs in connection with its provision of administrative services, including related personnel costs. The Company will not reimburse for personnel costs in connection with services for which Cole Advisors receives acquisition fees or disposition fees. During each of the three and nine-month periods ended September 30, 2007 and 2006, the Company did not reimburse Cole Advisors for any such costs.

Note 7 — Economic Dependency

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

Note 8 – New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No.109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective for the Company on January 1, 2007 and its adoption did not have a material impact on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the condensed notes thereto, and the other unaudited financial data included elsewhere in this Form 10-QSB. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and “Management’s Discussion and Analysis or Plan of Operation” for the year ended December 31, 2006, included in our annual report on Form 10-KSB. The terms “we,” “us,” “our,” and “the Company” refer to Cole Credit Property Trust, Inc.

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

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Overview

We derive a substantial portion of our revenue from our rental income. As a result, our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental income accounted for approximately 98% of total revenue during each of the three-month periods ended September 30, 2007 and 2006, and approximately 99% and 98% of total revenue during the nine-month periods ended September 30, 2007 and 2006, respectively. As 100% of our properties are under lease, with an average remaining lease term of approximately 12.3 years, we believe our exposure to changes in commercial rental rates is substantially mitigated. As of September 30, 2007, the debt leverage ratio, which is the ratio of mortgage notes payable to total gross real estate assets, of our portfolio was approximately 57%. All of our debt is subject to fixed interest rates, ranging from 4.62% to 6.68%, with a weighted average remaining term of approximately 4.8 years. As we have no outstanding variable rate debt, we believe our exposure to short-term changes in interest rates is mitigated. Additionally, as we have fully invested the proceeds from our offering in commercial real estate, and we do not expect to dispose of any of the properties in the near future, our results of operations are not exposed to short-term changes in real estate prices, nor are we exposed to short-term changes in interest rates on future acquisitions.

Current Market Environment and Forward Looking Perspective

The current mortgage lending and interest rate environment for real estate in general is uncertain. We currently have no plans for future property acquisitions. If we were to acquire additional investment properties in the future we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions.

Results of Operations

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Revenue. Revenue increased approximately $72,000, or approximately 2%, to approximately $4.1 million for the three-month period ended September 30, 2007, compared to approximately $4.0 million for the three-month period ended September 30, 2006. The increase was primarily due to the purchase of one additional investment property on August 9, 2007 for which rental income was earned during the three-month period ended September 30, 2007. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for approximately 98% of total revenues during each of the three-month periods ended September 30, 2007 and 2006.

General and Administrative Expenses. General and administrative expenses decreased approximately $70,000, or approximately 35%, to approximately $128,000 for the three-month period ended September 30, 2007, compared to approximately $198,000 for the three-month period ended September 30, 2006. The decrease was primarily due to lower accounting and legal fees during the three-month period ended September 30, 2007, as compared to the three-month period ended September 30, 2006, which was primarily due to expenses and fees associated with the preparation our registration statement and subsequent filings with the Securities and Exchange Commission during the three-month period ended September 30, 2006. Similar legal and accounting services were not provided during the three-month period ended September 30, 2007. The primary general and administrative expense items are legal and accounting fees, organizational costs, state franchise and income taxes and other licenses and fees.

Property Operating Expenses. Property operating expenses increased approximately $31,000, or approximately 41%, to approximately $107,000 for the three-month period ended September 30, 2007, compared to approximately $76,000 during the three-month period ended September 30, 2006. The increase was primarily due to an increase in repairs and maintenance expenses and insurance costs offset by a decrease in property tax expense. The primary property operating expense items are repairs and maintenance, property taxes, and insurance.

Property and Asset Management Fees. Property and asset management fees increased approximately $2,000, or approximately 1%, to approximately $238,000 for the three-month period ended September 30, 2007, compared to approximately $236,000 during the three-month period ended September 30, 2006. The increase is primarily due to rent increases during the three-month period ended September 30, 2007, compared to the three-month period ended September 30, 2006 and the acquisition of one additional investment property during the three-month period ended September 30, 2007.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased approximately $54,000, or approximately 4%, to approximately $1.4 million for the three-month period ended September 30, 2007, compared to approximately $1.4 million during the three-month period ended September 30, 2006, primarily due to the ownership of 42 properties during the three-month period ended September 30, 2007, compared to the ownership of 41 properties during the three-month period ended September 30, 2006.

Interest Income. Interest income decreased approximately $10,000, or approximately 35%, to approximately $19,000 for the three-month period ended September 30, 2007, compared to approximately $29,000 for the three-month period ended September 30, 2006. The decrease was primarily due to lower amounts of uninvested cash during the three-month period ended September 30, 2007, as compared to the three-month period ended September 30, 2006, due to the acquisition of one additional investment property during the three-month period ended September 30, 2007.

Interest Expense. Interest expense remained constant at approximately $1.8 million, for the three-month period ended September 30, 2007, compared to approximately $1.8 million for the three-month period ended September 30, 2006.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Revenue. Revenue increased approximately $35,000, or less than 1%, to approximately $12.0 million for the nine-month period ended September 30, 2007, compared to approximately $12.0 million for the nine-month period ended September 30, 2006. The increase was primarily due to rental income from one additional investment property which was acquired during the nine-month period ended September 30, 2007, that was not owned during the nine-month period ended September 30, 2006. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for approximately 99% and approximately 98% of total revenues during the nine-month periods ended September 30, 2007 and 2006, respectively.

General and Administrative Expenses. General and administrative expenses decreased approximately $274,000, or approximately 44%, to approximately $350,000 for the nine-month period ended September 30, 2007, compared to approximately $624,000 for the nine-month period ended September 30, 2006. The decrease was primarily due to lower accounting and legal fees during the nine-month period ended September 30, 2007, as compared to the nine-month period ended September 30, 2006, which was primarily due to expenses and fees associated with the preparation of our registration statement and subsequent filings with the Securities and Exchange Commission during the nine-month period ended September 30, 2006. Similar legal and accounting services were not provided during the nine-month period ended September 30, 2007. The primary general and administrative expense items are legal and accounting fees, organizational costs, state franchise and income taxes and other licenses and fees.

Property Operating Expenses. Property operating expenses increased approximately $40,000, or approximately 17%, to approximately $273,000 for the nine-month period ended September 30, 2007, compared to approximately $233,000 during the nine-month period ended September 30, 2006. The increase was primarily due to an increase in repairs and maintenance expenses and insurance costs offset by a decrease in property tax expense. The primary property operating expense items are repairs and maintenance, property taxes, and insurance.

Property and Asset Management Fees. Property and asset management fees increased approximately $11,000, or approximately 2%, to approximately $720,000 for the nine-month period ended September 30, 2007, compared to approximately $709,000 during the nine-month period ended September 30, 2006. The increase is due to rent increases during the nine-month period ended September 30, 2007, compared to the nine-month period ended September 30, 2006, and the acquisition of one additional investment property during the nine month period ended September 30, 2007.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased approximately $56,000, or approximately 1%, to approximately $4.1 million for the nine-month period ended September 30, 2007, compared to approximately $4.0 million during the nine-month period ended September 30, 2006. The increase was primarily due to the acquisition of an additional investment property on August 9, 2007.

Interest Income. Interest income increased approximately $29,000, or approximately 64%, to approximately $74,000 for the nine months ended September 30, 2007, compared to approximately $45,000 for the nine-month period ended September 30, 2006. The increase was primarily due to higher interest rates earned on uninvested cash during the nine-month period ended September 30, 2007, compared to the nine-month period ended September 30, 2006.

Interest Expense . Interest expense decreased approximately $505,000, or approximately 9%, to approximately $5.4 million for the nine-month period ended September 30, 2007, compared to approximately $5.9 million for the nine-month period ended September 30, 2006. The decrease was primarily due to approximately $448,000 of expense incurred to refinance three variable rate loans during the nine-month period ending September 30, 2006.

Funds From Operations

We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of a REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictability over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trust’s (“NAREIT”) definition or may interpret the current NAREIT definition differently than we do.

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

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net income	$400,966	$351,793	$1,271,703	$537,036
Add:
Depreciation of real estate assets	938,050	908,799	2,749,953	2,718,169
Amortization of lease related costs	469,844	445,083	1,358,707	1,334,001
FFO	$1,808,860	$1,705,675	$5,380,363	$4,589,206

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•

In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of approximately $118,000 during each of the three-month periods ended September 30, 2007 and 2006, and approximately $348,000 and approximately $353,000 during the nine-month periods ended September 30, 2007 and 2006, respectively.

•

Amortization of deferred financing costs totaled approximately $80,000 and approximately $100,000 during the three-month periods ended September 30, 2007 and 2006, respectively, and approximately $288,000 and approximately $393,000 during the nine-month periods ended September 30, 2007 and 2006, respectively.

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

We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary. To the extent that cash flows from operations are lower then our current expectations due to lower returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash resulting from debt financing will be used to fund certain capital expenditures, repay outstanding debt, or distribute to our stockholders. We did not have any material commitments for capital expenditures as of September 30, 2007.

As of September 30, 2007, we had cash and cash equivalents of approximately $984,000, which we expect to be used primarily to pay operating expenses and pay stockholder distributions.

As of September 30, 2007, we had approximately $118.0 million of debt outstanding, all of which is pursuant to fixed rate term mortgage loans with a weighted average interest rate of approximately 5.76%. Additionally the debt leverage ratio, which is the ratio of mortgage notes payable to total gross real estate assets, was approximately 57%, with a weighted average remaining term to maturity of approximately 4.8 years.

Cash Flow Analysis

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Net cash provided by operating activities increased approximately $724,000 to approximately $5.2 million for the nine-month period ended September 30, 2007, compared to approximately $4.5 million for the nine-month period ended September 30, 2006. The increase was primarily due to an increase in net income of approximately $735,000.

Net cash used in investing activities increased approximately $3.1 million to approximately $3.1 million for the nine-month period ended September 30, 2007, compared to approximately $51,000 for the nine-month period ended September 30, 2006. The increase was primarily due to the acquisition of one property during the nine-month period ended September 30, 2007, compared to no acquisitions during the nine-month period ended September 30, 2006.

Net cash used in financing activities increased approximately $1.1 million to approximately $3.8 million for the nine-month period ended September 30, 2007, compared to approximately $2.7 million for the nine-month period ended September 30, 2006. The increase was primarily due to a decrease in net proceeds from the issuance of mortgage notes payable of approximately $4.7 million, as we only issued one new mortgage note payable during the nine-month period ended September 30, 2007, and we refinanced six mortgage notes payable during the nine-month period ended September 30, 2006. The decrease of approximately $4.7 million was offset by a decrease of repayments of mortgage notes payable of approximately $4.1 million, as we did not repay any mortgage notes payable during the nine-month period ended September 30, 2007, compared to one during the nine-month period ending September 30, 2006.

During each of the nine-month periods ended September 30, 2007 and 2006, we declared and paid distributions of approximately $5.3 million.

Election as a REIT

We are taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we then would be subject to federal income taxes on our taxable income for four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event would materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying condensed consolidated unaudited financial statements, as we made distributions in excess of taxable income for the periods presented. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for within general and administrative expenses in our accompanying financial statements.

Inflation

The real estate market has not been affected significantly by inflation in the past several years due to the relatively low inflation rate. However, in the event inflation does become a factor, the leases on the real estate that we own or may acquire may not include provisions that would protect us from the impact of inflation.

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:

•	Investment in Real Estate Assets;
•	Allocation of Purchase Price of Acquired Assets;
•	Valuation of Real Estate Assets;
•	Revenue Recognition; and
•	Income Taxes.

A complete description of such policies and our considerations is contained in our annual report on Form 10-KSB for the year ended December 31, 2006. The information included in this quarterly report on Form 10-QSB should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2006, and related notes thereto, in our annual report on Form 10-KSB.

Commitments and Contingencies

We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 5 to our condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-QSB for further explanation.

Related-Party Transactions and Agreements

We have entered into agreements with Cole Advisors and its affiliates, whereby we pay certain fees or reimbursements to Cole Advisors or its affiliates for acquisition fees and expenses, asset and property management fees and reimbursement of operating costs. See Note 6 to our condensed consolidated unaudited financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

New Accounting Pronouncements

Refer to Note 8 to our condensed consolidated financial statements for further explanation of applicable new accounting pronouncements.

Item 3. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2007, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance, not absolute assurance, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance, only reasonable assurance, that all control issues and instances of fraud and error, if any, within a company have been detected.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three-month period ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered securities during the three-month period ended September 30, 2007. No shares were redeemed during the three-month period ended September 30, 2007.

Item 3. Defaults Upon Senior Securities

No events occurred during the three-month period ended September 30, 2007 that would require a response to this item.

Item 4. Submission of Matters to a Vote of Security Holders

No events occurred during the three-month period ended September 30, 2007 that would require a response to this item.

Item 5. Other Information

No events occurred during the three-month period ended September 30, 2007 that would require a response to this item.

Item 6. Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Credit Property Trust, Inc. (Registrant)

By:	/s/ Christopher H. Cole

Christopher H. Cole
Chief Executive Officer and President

By:	/s/ D. Kirk McAllaster, Jr.

D. Kirk McAllaster, Jr.
Executive Vice President and Chief Financial Officer

Date: November 14, 2007

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-QSB for the three-month period ended September 30, 2007 (and are numbered in accordance with Item 601 of Regulation S-B).

Exhibit No.	Description
3.1	Articles of Incorporation. (Incorporated by reference to the Company’s Registration Statement on Form 10-SB filed on May 1, 2006).
3.2	Amended and Restated Bylaws. (Incorporated by reference to the Company’s Registration Statement on Form 10-SB filed on May 1, 2006).
31.1

Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2

Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*

Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

* In accordance with Item 601(b)(32) of Regulation SB, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.