Form 10-K
period 2007-12-31
Cole Credit Property Trust Inc
filed 2008-03-27
CIK 1289272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-51962

COLE CREDIT PROPERTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-1676382
(State or other jurisdiction of incorporation or organization)	(I.R.S. EmployerIdentification Number)
2555 East Camelback Road, Suite 400 Phoenix, Arizona, 85016 (Address of principal executive offices; zip code)	(602) 778-8700 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒          No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated file in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2007: approximately $100.9 million assuming a market value of $10.00 per share.

The number of shares of common stock outstanding as of March 24, 2008 was 10,090,951.

Documents Incorporated by Reference:

The Registrant incorporates by reference portions of the Cole Credit Property Trust, Inc. Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

CAUTIONARY NOTE  REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K of Cole Credit Property Trust, Inc. other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report is filed with the Securities and Exchange Commission (“SEC”). We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered.

PART I

ITEM 1.	BUSINESS

Formation

Cole Credit Property Trust, Inc. (the “Company,” “we,” “our,” or “us”) is a Maryland corporation formed on March 29, 2004, that elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”). We were organized to acquire and operate commercial real estate primarily consisting of high quality, freestanding, single-tenant , retail properties net leased to investment grade and other creditworthy tenants located throughout the United States. As of December 31, 2007, we owned 42 properties located in 19 states, comprising approximately 1.0 million rentable square feet. At December 31, 2007, these properties were approximately 100% leased.

Substantially all of our business is conducted through our operating partnership, Cole Operating Partnership I, LP, a Delaware limited partnership organized in 2004 (“Cole OP I”). We own a 99.99% interest in Cole OP I as its general partner. The remaining 0.01% of Cole OP I is held as a limited partner’s interest by Cole REIT Advisors, LLC (“Cole Advisors”), which is our affiliated advisor.

Cole Advisors acts as our advisor pursuant to an advisory agreement. Cole Advisors is responsible for managing our affairs on a day-to-day basis, identifying and making acquisitions and investments on our behalf and making recommendations as to dispositions of assets. Our board of directors exercises its fiduciary duties in reviewing these recommendations and determining to approve or reject proposed transactions. Our advisor also provides asset management, marketing, investor relations and other administrative services on our behalf. Our agreement with Cole Advisors is for a one-year term and is reconsidered on an annual basis by our board of directors. We have no employees and rely upon our advisor to provide substantially all of our services.

On April 6, 2004, we commenced a private placement of shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts (the “Offering”). We completed the Offering on September 16, 2005, after having raised aggregate gross proceeds of $100,331,320 through the sale of an aggregate of 10,097,251 shares of our common stock. As of March 24, 2008, 10,090,951 shares of our common stock were issued and outstanding and held by 1,466 stockholders of record.

We issued our common stock in the Offering in reliance upon exemptions from the registration requirements of the Securities Act and state securities laws. As a result, our stockholders may not transfer the shares of common stock except pursuant to an effective registration statement or pursuant to an exemption from registration. Our common stock is not currently listed on a securities exchange and there currently is no market for our common stock. We do not intend to list our shares at this time. We do not anticipate that there will be any market for our common stock until our shares are listed. However, once a stockholder has held our shares for at least one year, he or she may be able to have the shares repurchased by us pursuant to our share redemption program.

As of December 31, 2006, we owned 41 freestanding, single-tenant, retail properties with an aggregate purchase price of approximately $195.5 million, exclusive of closing costs. During 2007, we acquired one additional freestanding, single-tenant property for a purchase price of approximately $3.1 million, exclusive of closing costs. The acquisition was funded with available cash and an approximately $1.7 million loan secured by the property. We do not anticipate acquiring any additional properties, unless we were to dispose of any of our properties in the ordinary course of business, in which case we would expect to reinvest the sales proceeds in additional properties. We currently have no plans to dispose of any of our properties.

We expect to hold our properties for approximately six to eight years, and return to our stockholders all or a portion of their capital contributions in connection with the sale of our properties or our company.

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

Our tenants include investment grade tenants, non-investment grade tenants and non-rated tenants. Our policy does not limit the percentage of our assets that may consist of properties rented to non-investment grade and non-rated tenants. A tenant is considered “investment grade” when the tenant has a debt rating by Moody’s Investor Services of Baa3 or better or a credit rating by Standard & Poor’s of BBB- or better, or its payments are guaranteed by a company with such a debt rating. As of March 24, 2008, approximately 29% of all scheduled lease payments were projected to be derived from tenants that maintain an investment grade credit rating, while approximately 24% and 47% of scheduled lease payments are projected to be derived from non-investment grade tenants and non-rated tenants, respectively. Changes in tenant credit ratings, coupled with future acquisition and disposition activity, may increase or decrease our concentration of investment grade tenants in the future.

A tenant is considered "non-investment grade" when the tenant has a debt rating by either Moody's or Standard & Poor's that is below investment grade. A tenant is considered "non-rated" if it has not been rated by a credit rating agency. Generally, our non-investment grade tenants have significant net worth and operating income and financial profiles that our advisor believes meet our investment objectives of cash flow, preservation of capital and capital appreciation. In evaluating the credit worthiness of a tenant or prospective tenant, our advisor does not use specific quantifiable standards, but does consider many factors, including the proposed terms of the acquisition. The factors that our advisor considers include the financial condition of the tenant and/or guarantor, credit agency reports (if any), the operating history of the property with such tenant, the trade area demographics surrounding the property, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and the lease length and terms at the time of the acquisition.

Other Possible Investments

Although most of our property acquisitions are of the type described above, we have made, and may continue to make, other investments. For example, we are not limited to investments in single-tenant retail properties or properties leased to investment grade tenants. Our policy does not limit the percentage of our assets that may consist of properties rented to non-investment grade and non-rated tenants. We have invested, or may in the future invest, in other commercial properties, such as shopping centers, business and industrial parks, manufacturing facilities, office buildings and warehouse and distribution facilities in order to reduce overall portfolio risks or enhance overall portfolio returns. We made such investments only after our advisor determined that it would be advantageous to do so. It is our policy to limit our investments in non-freestanding, single-tenant retail properties and mortgage loans to 20% of the aggregate value of our investment portfolio at the time of the investment in such property or mortgage. We may exceed this policy limit with the approval of the board of directors.

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

Our advisor considers properties leased and/or guaranteed by companies that maintain an investment grade rating by either Standard & Poor’s or Moody’s Investor Services. Our advisor also considers non-rated and non-investment grade rated tenants that we believe have significant net worth and operating income.

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

We generally will not purchase, and have not purchased, any property unless and until we obtain what is generally referred to as a “Phase I” environmental site assessment and are generally satisfied with the environmental status of the property. However, we may purchase a property without obtaining such an assessment if our advisor determines it is not warranted. A Phase I environmental site assessment basically consists of a visual survey of the building and the property in an attempt to identify areas of potential environmental concerns, visually observing neighboring properties to assess surface conditions or activities that may have an adverse environmental impact on the property, and contacting local governmental agency personnel who perform a regulatory agency file search in an attempt to determine any known environmental concerns in the immediate identity of the property. A Phase I environmental site assessment does not generally include any sampling or testing of soil, ground water or building materials from the property and may not reveal all environmental hazards on the property. We currently do not own any properties that are in development and do not intend to acquire any properties that are in development.

Ownership Structure

Our investment in real estate generally takes the form of holding fee title or a long-term leasehold estate. We acquire such interests either directly through our operating partnership or indirectly through limited liability companies that are wholly-owned by our operating partnership. In addition, in certain cases we purchased properties and leased them back to the sellers of such properties and we may engage in these types of sale-leaseback transactions in the future. While we use our best efforts to structure any such sale-leaseback transaction such that the lease is characterized as a “true lease” so that we will be treated as the owner of the property for federal income tax purposes, the Internal Revenue Service could challenge such characterization. In the event that any such sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed.

Borrowing Policies

We believe that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. The number of different properties that we acquired has been affected by the amount of funds available to us. Accordingly, utilizing borrowings allowed us to increase the number of our acquisitions and our diversification. There is no limitation on the amount we can borrow for the purchase of any property or other investment. However, we intend to limit our borrowings so that we generally will not borrow in the aggregate in excess of 60% of the value of our real estate related assets. As of December 31, 2007, we had approximately $118.0 million in aggregate principle amount of borrowings outstanding, which represented approximately 57% of the aggregate value of our real estate related assets (based on the purchase price of the assets). See “Item 2. Properties – Mortgage Information” below.

Disposition Policies

We intend to hold each property we acquire for an extended period of time, generally six to eight years. However, circumstances might arise that could result in the early sale of some properties. We may sell a property before the end of the expected holding period if we believe the sale of the property would be in the best interests of our company and our stockholders. As of December 31, 2007, we had not sold any properties.

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

Our advisor and its key personnel and affiliates try to balance our interests with their duties to other Cole-sponsored programs. However, to the extent that our advisor or its key personnel and affiliates take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to our stockholders and the value of our stock. In addition, our directors, officers and certain of our stockholders may engage for their own account in business activities of the types conducted or to be conducted by our subsidiaries and us.

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

Other Activities of Cole Advisors and its Affiliates

We rely on Cole Advisors for the day-to-day operation of our business pursuant to an advisory agreement. As a result of the interests of members of its management, as well as the interests of our directors and officers, in other Cole-sponsored programs and the fact that they have also engaged and will continue to engage in other business activities, Cole Advisors and its key personnel and affiliates, as well as our directors and officers, have conflicts of interest in allocating their time between us and other Cole-sponsored programs and other activities in which they are involved. However, Cole Advisors believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to all of the Cole-sponsored programs and other ventures in which they are involved.

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

Affiliated Dealer Manager

Cole Capital Corporation (“Cole Capital”), an affiliate of Cole Advisors, acted as the dealer manager in our Offering. As a result, we did not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with our Offering. During the period from inception (March 29, 2004) to September 16, 2005, when we completed our Offering, we paid an aggregate of approximately $6,427,000 in commissions and approximately $2,527,000 in dealer manager fees in connection with our Offering. Cole Capital reallowed all of the commissions and approximately $597,000 of the dealer manager fees to non-affiliated third party broker-dealers in connection with the sale of shares in the Offering.

Affiliated Property Manager

Our properties are, and we anticipate that properties we acquire in the future, if any, will be, managed and leased by our affiliated property manager, Cole Realty Advisors, Inc. (“Cole Realty”), pursuant to a property management and leasing agreement. Cole Realty also serves as property manager for properties owned by Cole affiliated real estate programs, some of which may be in competition with our properties. Management fees to be paid to our property manager are based on a percentage of the rental income received by the managed properties.

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

Receipt of Fees and Other Compensation by Cole Advisors and Its Affiliates

We paid, and will continue to pay, fees to Cole Advisors and its affiliates in connection with our operation, purchases and sales of properties, commissions, fees and other compensation, including acquisition and advisory fees, the dealer manager fee, property management and leasing fees, real estate brokerage commissions and participation in nonliquidating net sale proceeds. However, the fees and compensation payable to Cole Advisors and its affiliates relating to the net sale proceeds from the sale of properties will only be payable after the return to the stockholders of their capital contributions plus cumulative returns on such capital. Subject to oversight by our board of directors, Cole Advisors will have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, Cole Advisors may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that such fees will generally be payable to Cole Advisors and its affiliates regardless of the quality of the properties acquired or the services provided to us.

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

We may reimburse Cole Advisors and its affiliates for expenses incurred in connection with its provision of administrative services to us, including personnel costs, subject to certain limitations. During the years ended December 31, 2007 and 2006, no amounts were reimbursed to Cole Advisors and its affiliates for such services.

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

Some leases require that we procure the insurance for both commercial general liability and property damage insurance; however, the premiums are fully reimbursable from the tenant. In the event we procure such insurance, the policy lists us as the named insured on the policy and the tenant as the additional insured.

Tenants are required to provide proof of insurance by furnishing a certificate of insurance to our advisor on an annual basis. The insurance certificates are tracked and reviewed for compliance by our property manager.

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

Concentration of Credit Risk

At December 31, 2007, we had cash on deposit in two financial institutions, which were approximately $229,000 and $442,000 in excess of federally insured levels, respectively; however, we have not experienced any losses in such accounts. We limit investment of cash investments to financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on cash.

As of December 31, 2007, three tenants in the drugstore industry, one tenant in the auto sales industry and one tenant in the home improvement industry accounted for approximately 36%, 10%, and 10%, respectively, of our 2007 gross annualized base rental revenues. Additionally we have certain geographic concentration in our property holdings. In particular, as of December 31, 2007, eight of our properties were located in Texas and five of our properties were located in Kansas, accounting for approximately 24% and 17%, respectively, of our 2007 gross annualized base rental revenues.

Litigation

In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings, or known to be contemplated, against us.

Environmental Matters

In connection with the ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We have not been notified by any governmental authority of any non-compliance, liability or other claim, and we are not aware of any other environmental condition that we believe will have a material adverse effect on the consolidated results of operations.

Available Information

We electronically file an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC. We have also filed a registration statement on Form 10-SB, as amended. Copies of our filings with the SEC may be obtained from the SEC’s website, at http://www.sec.gov. Access to these filings is free of charge.

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

ITEM 1A.	RISK FACTORS

Not required for a smaller reporting company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not required for a smaller reporting company.

ITEM 2.	PROPERTIES

Overview

As of December 31, 2007, we owned 42 freestanding, single-tenant, retail properties with an aggregate purchase price of approximately $198.5 million, exclusive of closing costs. During 2007, we purchased one investment property for a purchase price of approximately $3.1 million, exclusive of closing costs. We do not anticipate acquiring any additional properties, unless we were to dispose of any of our properties in the ordinary course of business, in which case we would expect to reinvest the sales proceeds in additional properties. We currently have no plans to dispose of any of our properties.

We have included a description of the types of real estate in which we may invest, and our investment policies and limitations on investment and the competitive conditions in which we operate under “Item 1. Business” above. We believe our properties are suitable for their intended use and are adequately insured. We have no plans for renovation or improvement of such properties.

As of December 31, 2007, through separate wholly-owned subsidiaries of our operating partnership, we owned a 100% fee simple interest in the following properties, each of which is 100% leased to single tenants with an average remaining lease term of approximately 12 years:

Property	Acquisition Date	Location	Square Feet	Purchase Price	2007 Annualized Gross Base Rent	2007 Rent Per Square Foot	Percentage of Total 2007 Annualized Gross Base Rent
Wawa convenience store	July 2004	Vineland, NJ	5,603	$4,499,389	$361,262	$64.48	2.28%
Wawa convenience store	July 2004	Newark, DE	5,600	4,496,177	399,513	71.34	2.52%
Wawa convenience store	July 2004	Clifton Heights, PA	4,694	3,769,433	361,262	76.96	2.28%
Walgreens drugstore	August 2004	Houston, TX	12,851	2,195,000	177,804	13.84	1.12%
Walgreens drugstore	September 2004	Lawrence, KS	12,885	2,721,000	217,750	16.90	1.37%
Rite Aid drugstore	October 2004	Memphis, TN	11,064	3,400,000	329,691	29.80	2.08%
Rite Aid drugstore	October 2004	Warren, OH	11,267	3,255,000	300,208	26.64	1.89%
CarMax auto dealership	November 2004	Merriam, KS	55,466	18,350,000	1,630,094	29.39	10.28%
Walgreens drugstore	November 2004	Cahokia, IL	13,422	2,373,500	192,890	14.37	1.22%
Walgreens drugstore	November 2004	Cleveland, OH	13,500	2,225,000	178,600	13.23	1.13%
Lowe's home improvement	December 2004	Texas City, TX	130,497	11,000,000	862,585	6.61	5.44%
Lowe's home improvement	January 2005	Jonesboro, AR	126,405	10,400,000	754,637	5.97	4.76%
CVS drugstore	March 2005	Whiteville, NC	10,055	2,670,000	186,150	18.51	1.17%
Rite Aid drugstore	April 2005	Bangor, ME	13,100	4,250,000	354,715	27.08	2.24%
Tractor Supply specialty	April 2005	Woodstock, VA	22,670	3,015,000	232,398	10.25	1.47%
Sherwin Williams specialty	May 2005	Angola, IN	5,010	1,091,500	86,129	17.19	0.54%
Sherwin Williams specialty	May 2005	Ashtabula, OH	5,400	758,560	60,177	11.14	0.38%
Sherwin Williams specialty	May 2005	Boardman, OH	6,000	915,140	72,391	12.07	0.46%
Apria Healthcare medical	May 2005	Indianapolis, IN	82,750	7,100,000	547,773	6.62	3.46%
Gander Mountain sporting	May 2005	Houston, TX	88,492	12,886,000	1,147,486	12.97	7.24%
CVS drugstore	June 2005	Lago Vista, TX	13,813	4,847,860	378,133	27.38	2.39%
CVS drugstore	June 2005	Duncanville, TX	10,908	3,287,000	240,162	22.02	1.52%
CVS drugstore	June 2005	Independence, MO	10,908	3,878,000	282,975	25.94	1.79%
Rite Aid drugstore	June 2005	Murfreesboro, TN	11,200	3,538,000	274,584	24.52	1.73%
CineMagic movie theatre	June 2005	Rochester, MN	45,455	7,400,000	677,721	14.91	4.28%
Rite Aid drugstore	June 2005	Spartanburg, SC	13,824	5,239,773	392,983	28.43	2.48%
Rite Aid drugstore	June 2005	Wheelersburg, OH	10,650	2,123,000	178,896	16.80	1.13%
Rite Aid drugstore	June 2005	Philadelphia, PA	11,361	4,140,000	315,459	27.77	1.99%
Rite Aid drugstore	July 2005	Hayes, VA	13,813	4,266,000	319,950	23.16	2.02%
Rite Aid drugstore	July 2005	Travelers Rest, SC	13,813	4,826,493	361,978	26.21	2.28%
Tractor Supply specialty	July 2005	Paducah, KY	21,688	2,158,600	173,406	8.00	1.09%
Rite Aid drugstore	July 2005	St. Marys, OH	14,564	3,050,000	247,690	17.01	1.56%
Walgreens drugstore	August 2005	Hutchinson, KS	14,395	5,325,600	346,164	24.05	2.18%
Walgreens drugstore	August 2005	Newton, KS	14,444	4,447,015	289,056	20.01	1.82%
Tractor Supply specialty	August 2005	Glasgow, KY	21,688	2,524,000	202,421	9.33	1.28%
Best Buy electronics	August 2005	Tupelo, MS	20,000	4,164,000	297,800	14.89	1.88%
Conns appliance retailer	August 2005	Austin, TX	24,960	4,800,000	379,325	15.20	2.39%
Conns appliance retailer	August 2005	Pecan Park, TX	24,960	4,675,000	367,684	14.73	2.32%
Conns appliance retailer	August 2005	Hurst, TX	25,230	2,625,000	206,850	8.20	1.31%
Vanguard car rental	September 2005	College Park, GA	23,360	14,375,000	1,030,590	44.12	6.5%
Rite Aid drugstore	September 2005	Buxton, ME	11,180	2,402,000	204,147	18.26	1.29%
Tractor Supply specialty	August 2007	Topeka, KS	24,727	3,050,000	228,589	9.24	1.44%
			1,033,672	$198,513,040	$15,850,078		100%

Mortgage Information

At December 31, 2007, each of our properties was encumbered by a mortgage note obligation and we had a total of approximately $118.0 million of fixed rate debt outstanding. The fixed rate mortgage notes require monthly interest-only payments with the principal balance due on various dates from November 2009 through September 2017. The weighted average interest rate relating to the fixed rate mortgage notes at each of December 31, 2007 and 2006 was approximately 5.76% and 5.51%, respectively. Each of the mortgage notes are secured by the respective property. The mortgage notes are generally non-recourse to the Company and Cole OP I, but both are liable for customary non-recourse carve-outs.

Generally, the mortgage notes may not be prepaid, in whole or in part, except under the following circumstances: (i) full prepayment may be made on any of the three monthly payment dates occurring immediately prior to the maturity date, and (ii) partial prepayments resulting from the application of insurance or condemnation proceeds to reduce the outstanding principal balance of the mortgage notes. Notwithstanding the prepayment limitations, the Company may sell the properties to a buyer that assumes the respective mortgage loan. The transfer would be subject to the conditions set forth in the individual property’s mortgage note document, including without limitation, the lender’s approval of the proposed buyer and the payment of the lender’s fees, costs and expenses associated with the sale of the property and the assumption of the loan.

In the event that a mortgage note is not paid off on the respective maturity date, most of our mortgage notes include hyper-amortization provisions. Under the hyper-amortization provisions, the individual mortgage note maturity date would be extended by 20 years. During such period, the lender would apply 100% of the rents collected to the following items in the order indicated: (i) payment of accrued interest at the original fixed interest rate, (ii) all payments for escrow or reserve accounts, (iii) any operating expenses of the property pursuant to an approved annual budget, (iv) any extraordinary expenses and (v) the balance of the rents collected will be applied to the following in such order as the lender may determine: (1) any other amounts due in accordance with the loan documents, (2) the reduction of the principal balance of the mortgage note, and (3) capitalized interest at an interest rate equal to the greater of (A) the initial fixed interest rate as stated on the respective mortgage note agreement plus 2.0% per annum or (B) the then current Treasury Constant Maturity Yield Index plus 2.0% per annum.

Property Statistics

The following table shows the geographic diversification of our portfolio as of December 31, 2007:

Location	Total Number of Properties	Rentable Square Feet	2007 Annualized Gross Base Rent	Percentage of Total 2007 Annualized Gross Base Rent
Texas	8	331,711	$3,760,029	24%
Kansas	5	121,917	2,711,653	17%
Ohio	6	61,381	1,037,962	7%
Georgia	1	23,360	1,030,590	7%
South Carolina	2	27,637	754,961	5%
Arkansas	1	126,405	754,637	5%
Minnesota	1	45,455	677,721	4%
Pennsylvania	2	16,055	676,721	4%
Indiana	2	87,760	633,902	4%
Tennessee	2	22,264	604,275	4%
Maine	2	24,280	558,862	3%
Virginia	2	36,483	552,348	3%
Delaware	1	5,600	399,513	3%
Kentucky	2	43,376	375,827	2%
New Jersey	1	5,603	361,262	2%
Mississippi	1	20,000	297,800	2%
Missouri	1	10,908	282,975	2%
Illinois	1	13,422	192,890	1%
North Carolina	1	10,055	186,150	1%
	42	1,033,672	$15,850,078	100%

The following table shows the tenant industry diversification of our portfolio as of December 31, 2007:

Industry	Total Number of Leases	Rentable Square Feet	2007 Annualized Gross Base Rent	Percentage of Total 2007 Annualized Gross Base Rent
Drugstore	21	263,017	$5,769,985	36%
Auto sales	1	55,466	1,630,094	10%
Home improvement	2	256,902	1,617,222	10%
Sporting goods	1	88,492	1,147,486	7%
Convenience store	3	15,897	1,122,037	7%
Specialty retail	7	107,183	1,055,511	7%
Car rental	1	23,360	1,030,590	7%
Appliance store	3	75,150	953,859	6%
Theatre	1	45,455	677,721	4%
Healthcare	1	82,750	547,773	4%
Electronics	1	20,000	297,800	2%
	42	1,033,672	$15,850,078	100%

The following table shows the tenant diversification of our portfolio as of December 31, 2007:

Tenant	Total Number of Leases	Rentable Square Feet	2007 Annualized Gross Base Rent	Percentage of Total 2007 Annualized Gross Base Rent
Rite Aid drugstore	11	135,836	$3,280,301	21%
CarMax auto dealership	1	55,466	1,630,094	10%
Lowe’s home improvement	2	256,902	1,617,222	10%
Walgreens drugstore	6	81,497	1,402,264	9%
Gander Mountain sporting goods	1	88,492	1,147,486	7%
Wawa convenience store	3	15,897	1,122,037	7%
CVS drugstore	4	45,684	1,087,420	7%
Vanguard car rental	1	23,360	1,030,590	7%
Conns appliance retailer	3	75,150	953,859	6%
Tractor Supply specialty retailer	4	90,773	836,814	5%
CineMagic movie theater	1	45,455	677,721	4%
Apria medical	1	82,750	547,773	4%
Best Buy electronics retailer	1	20,000	297,800	2%
Sherwin Williams specialty retailer	3	16,410	218,697	1%
	42	1,033,672	$15,850,078	100%

The following table shows lease expirations of our portfolio as of December 31, 2007, during each of the next ten years and thereafter, assuming no exercise of renewal options or termination rights:

Year of Lease Expiration	Total Number of Leases	Rentable Square Feet Expiring	2007 Annualized Gross Base Rent	Percentage of Total 2007 Annualized Gross Base Rent
2008 – 2012	0	–	$–	0%
2013	1	12,885	217,750	1%
2014	6	177,578	1,436,499	9%
2015	3	218,257	1,496,487	9%
2016	1	20,000	297,800	2%
2017	2	49,920	747,009	5%
Thereafter	29	555,032	11,654,533	74%
	42	1,033,672	$15,850,078	100%

Leases

Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our leases. Generally, the leases of our properties provide for initial terms of ten to 20 years. As of December 31, 2007, the average remaining lease term was approximately 12 years. The properties are generally leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. The leases of our properties provide for annual base rental payments (payable in monthly installments) ranging from approximately $60,000 to approximately $1.6 million, with an average of approximately $377,000. Certain leases provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume.

Generally, the property leases provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term. Certain leases also provide that in the event we wish to sell the property subject to that lease, we first must offer the lessee the right to purchase the property on the same terms and conditions as any offer which we intend to accept for the sale of the property.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings or proceedings known to be contemplated against us or any of our subsidiaries, or which any of our properties is the subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On April 26, 2004, we commenced the Offering. We completed the Offering on September 16, 2005, which raised aggregate gross proceeds of $100,331,320 through the sale of an aggregate of 10,097,251 shares of our common stock. As of March 24, 2008, 10,090,951 shares of our common stock were issued and outstanding, and were held by 1,466 stockholders of record. The number of stockholders is based on the records of Phoenix American Financial Services, Inc., who serves as our registrar and transfer agent.

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

We may seek to list our shares of common stock on a securities exchange or inter-dealer quotation system if our board of directors believes listing would be in the best interest of our stockholders. In making the decision to apply for listing of our shares or providing other forms of liquidity, such as selling our properties and other assets, either on a portfolio basis or individually, or engaging in a business combination transaction approved by our board of directors, our board of directors will evaluate whether listing the shares or liquidating would result in greater value for our stockholders. It cannot be determined at this time the circumstances, if any, under which the board of directors would determine to list the shares. If we do not list our shares of common stock on a national securities exchange by February 1, 2016, our charter requires that we either:

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

Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for our shares will develop. To assist fiduciaries of plans subject to the annual reporting requirements of ERISA and IRA trustees or custodians to prepare reports relating to an investment in our shares, we intend to provide reports of our quarterly and annual determinations of the current value of our net assets per outstanding share to those fiduciaries (including IRA trustees and custodians) who identify themselves to us and request the reports. Until two years after the Offering and, if we subsequently offer our shares in another offering, until two years after any subsequent offering of our shares, we intend to use the offering price of shares in our most recent offering as the per share net asset value. Beginning two years after the last offering of our shares, the value of our properties and other assets for plan purposes will be based on valuations of our properties or of our enterprise as a whole as our board determines appropriate. Such valuations have been performed by our advisor.

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

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. The limited partners of our operating partnership have the right to cause their limited partnership units to be redeemed by the operating partnership or purchased by us for cash. In either event, the cash amount to be paid will be equal to the cash value of the number of our shares of common stock that would be issuable if the limited partnership units were exchanged for our shares of common stock on a one-for-one basis. Alternatively, we may elect to purchase the limited partnership units by issuing one share of our common stock for each limited partnership unit exchanged. These exchange rights may not be exercised, however, if and to the extent that the delivery of shares upon exercise would (1) result in any person owning shares in excess of our ownership limits, (2) result in shares being owned by fewer than 100 persons, (3) cause us to be “closely held” within the meaning of Section 856(h) of the Internal Revenue Code, (4) cause us to own 10.0% or more of the ownership interests in a tenant within the meaning of Section 856(d)(2)(B) of the Internal Revenue Code, or (5) cause the acquisition of shares by a redeemed limited partner to be “integrated” with any other distribution of our shares for purposes of complying with the Securities Act. As of March 24, 2008, an aggregate of 9 limited partnership units in our operating partnership were issued and outstanding, all of which are held by our advisor. We are the sole general partner of the operating partnership and, as of March 24, 2008, we owned an approximately 99.99% equity percentage interest in the operating partnership. Our advisor is the only limited partner and the owner of the other approximately 0.01% equity percentage interest in the operating partnership.

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

We determine at the beginning of each fiscal year the maximum amount of shares that we may redeem during that year. For the year ending December 31, 2008, our board determined that we may use up to 0.5% of our annual cash flow to meet these redemption needs, including cash proceeds generated from new offerings, operating cash flow not intended for dividends, borrowings, and capital transactions such as asset sales or refinancings. We do not anticipate any amounts will be available for redemption during 2008. For the year ended December 31, 2007, our board authorized an amount equal to 0.5% of our 2007 cash flow to meet these redemption requests of our stockholders. The board reserved the right to reject any requests for redemption and to amend the terms of the redemption plan. During the year ended December 31, 2007, we redeemed 1,300 shares at $9.25 per share and 3,500 shares at $10.00 per share under the share redemption program, none of which occurred during the fourth quarter of the year ended December 31, 2007. During the year ended December 31, 2006, we redeemed 2,500 shares at $8.50 per share under the share redemption program.

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

For income tax purposes, distributions to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be treated as a tax-free return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sales of its shares.

The following table reflects the aggregate distributions we declared during the years ended December 31, 2007 and 2006:

Year	Total Distributions Declared	Weighted Average Distributions Declared per Common Share	Return of Capital	Ordinary Income	Capital Gain Income
2007	$7,065,548	$0.70	$0.42	$0.27	$0.01
2006	7,070,300	0.70	0.48	0.22	-

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not have any compensation plans under which we are authorized to issue equity securities

ITEM 6.	SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During 2007, we acquired a 100% fee simple interest in one property, located in Topeka, Kansas, with approximately 25,000 rentable square feet for an aggregate purchase price of approximately $3.1 million. At December 31, 2007, this property was 100% leased to a single tenant. To purchase this asset, we used available cash and a mortgage note payable of approximately $1.7 million.

As of December 31, 2007, we owned 42 properties, which were 100% leased, comprising approximately 1.0 million square feet of single-tenant, retail space located in 19 states. We do not anticipate acquiring any additional properties, unless we were to dispose of any of our properties in the ordinary course of business, in which case we would expect to reinvest the sales proceeds in additional properties. We currently have no plans to dispose of any of our properties.

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental income accounted for approximately 98% of total revenue during each of the years ended December 31, 2007 and 2006. As approximately 100% of our properties are under lease, with an average remaining lease term of approximately 12 years and the shortest remaining lease term of a single property of approximately six years, our exposure to changes in commercial rental rates and contractual lease expirations is substantially mitigated. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

As of December 31, 2007, we had a total of approximately $118.0 million of fixed rate mortgage notes outstanding with a weighted average fixed interest rate of 5.76%, which mature on various dates from November 2009 through September 2017. As of December 31, 2007, the debt leverage ratio, which is the ratio of mortgage notes payable to total gross real estate assets, of our portfolio was approximately 57%. As we have no outstanding variable rate debt, our exposure to short-term changes in interest rates is limited. Additionally, as we have fully invested the proceeds from our Offering in commercial real estate, and we do not expect to dispose of any of the properties in the near future, our results of operations are not exposed to short-term changes in real estate prices, nor are we exposed to changes in interest rates on future acquisitions.

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

Investment In and Valuation of Real Estate Assets

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

Projections of expected future cash flows require us to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to release the property and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flow and fair value and could result in the overstatement of the carrying value of our real estate and related intangible assets and net income. We have identified one property under an operating lease with impairment indicators. The undiscounted future operating cash flow scenarios expected from the use of the property and related intangible assets and its eventual disposition exceeded the carrying value of the assets as of December 31, 2007.

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, we allocate the purchase price of such properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, and the value of in-place leases, based in each case on their fair values. We utilize independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building).

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

The fair values of in-place leases include direct costs associated with obtaining a new tenant, and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. These direct costs are included in intangible lease assets in the accompanying consolidated balance sheet and are amortized to expense over the lesser of the useful life or the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These intangibles are included in intangible lease assets in the accompanying consolidated balance sheet and are amortized to expense over the lesser of the useful life or the remaining term of the respective leases.

The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of our purchase price allocations, which could impact the amount of our reported net income.

Revenue Recognition

Upon the acquisition of real estate, certain properties have leases where minimum rent payments increase during the term of the lease. We record rental revenue for the full term of each lease on a straight-line basis. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. We defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in rental income in the period the related costs are incurred.

Income Taxes

We generally will not be subject to federal corporate income tax to the extent we distribute our taxable income to its stockholders, and so long as we distribute at least 90% of our taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

Results of Operations

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006:

Revenue - Revenue increased approximately $38,000, or less than 1%, to approximately $16.1 million for the year ended December 31, 2007, compared to approximately $16.1 million for the year ended December 31, 2006. The increase was primarily due to the purchase of one additional property on August 9, 2007, from which rental income was earned during the year ended December 31, 2007. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for approximately 98% of total revenues during each of the years ended December 31, 2007 and 2006.

General and Administrative Expenses - General and administrative expenses decreased approximately $85,000, or approximately 14%, to approximately $534,000 for the year ended December 31, 2007, compared to approximately $618,000 for the year ended December 31, 2006. The decrease was primarily due to lower accounting and legal fees during the year ended December 31, 2007, as compared to the year ended December 31, 2006. Accounting and legal fees were higher during the year ended December 31, 2006 primarily due to expenses and fees associated with the preparation of our registration statement and subsequent filings with the Securities and Exchange Commission. Similar legal and accounting services were not provided during the year ended December 31, 2007. Our primary general and administrative expense items are legal and accounting fees, organizational costs, state franchise and income taxes, and other licenses and fees.

Property Operating Expenses - Property operating expenses decreased approximately $15,000, or approximately 3%, to approximately $452,000 for the year ended December 31, 2007, compared to approximately $467,000 for the year ended December 31, 2006. The decrease was primarily due to a decrease in property tax expense partially offset by the acquisition of one additional property during the year ended December 31, 2007. The primary property operating expenses items are repairs and maintenance, property taxes, and insurance.

Property and Asset Management Fees - Property and asset management fees increased approximately $15,000, or approximately 2%, to approximately $960,000 for the year ended December 31, 2007, compared to approximately $945,000 for the year ended December 31, 2006. The increase is primarily due to rent increases during the year ended December 31, 2007, compared to the year ended December 31, 2006, and the acquisition of one additional property during the year ended December 31, 2007.

Depreciation and Amortization Expenses - Depreciation and amortization expenses increased approximately $86,000, or approximately 2%, to approximately $5.5 million for the year ended December 31, 2007, compared to approximately $5.4 million for the year ended December 31, 2006. The increase was primarily due to the acquisition of one additional property during the year ended December 31, 2007.

Interest Income - Interest income increased approximately $3,000, or approximately 4%, to approximately $81,000 for the year ended December 31, 2007, compared to approximately $78,000 for the year ended December 31, 2006. The increase was primarily due to earning a higher interest rate on uninvested cash during the year ended 2007 as compared to the year ended 2006.

Interest Expense - Interest expense decreased approximately $481,000, or approximately 6%, to approximately $7.2 million for the year ended December 31, 2007, compared to approximately $7.7 million for the year ended December 31, 2006. The decrease was primarily due to approximately $448,000 of expense incurred to refinance three variable rate loans during the year ended December 31, 2006.

Portfolio Information

As of December 31, 2007, we owned 42 properties located in 19 states, all of which were 100% leased to single tenants with an average lease term remaining of approximately 12 years.

As of December 31, 2007, our five highest geographic concentrations were as follows:

Location	Total Number of Properties	Rentable Square Feet	2007 Annualized Gross Base Rent	Percentage of Total 2007 Annualized Gross Base Rent
Texas	8	331,711	$3,760,029	24%
Kansas	5	121,917	2,711,653	17%
Ohio	6	61,381	1,037,962	7%
Georgia	1	23,360	1,030,590	7%
South Carolina	2	27,637	754,961	5%
	22	566,006	$9,295,195	60%

As of December 31, 2007, our five highest tenant industry concentrations were as follows:

Industry	Total Number of Properties	Rentable Square Feet	2007 Annualized Gross Base Rent	Percentage of Total 2007 Annualized Gross Base Rent
Drugstore	21	263,017	$5,769,985	36%
Auto sales	1	55,466	1,630,094	10%
Home improvement	2	256,902	1,617,222	10%
Sporting goods	1	88,492	1,147,486	7%
Convenience store	3	15,897	1,122,037	7%
	28	679,774	$11,286,824	70%

As of December 31, 2007, our five highest tenant concentrations were as follows:

Tenant	Total Number of Properties	Rentable Square Feet	2007 Annualized Gross Base Rent	Percentage of Total 2007 Annualized Gross Base Rent
Rite Aid drugstore	11	135,836	$3,280,301	21%
CarMax auto dealership	1	55,466	1,630,094	10%
Lowe’s home improvement	2	256,902	1,617,222	10%
Walgreens drugstore	6	81,497	1,402,264	9%
Gander Mountain sporting goods	1	88,492	1,147,486	7%
	21	618,193	$9,077,367	57%

For more information on our portfolio diversification and statistics, see “Item 2. Properties” above.

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

Our calculation of FFO is presented in the following table for the period ended as indicated:

	Year Ended December 31,
	2007	2006
Net income	$1,548,710	$1,026,984
Add:
Depreciation of real estate assets	3,670,526	3,616,743
Amortization of lease related costs	1,809,147	1,777,329
FFO	$7,028,383	$6,421,056

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•

In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of approximately $459,000 and approximately $470,000 during the years ended December 31, 2007 and 2006, respectively.

•	Amortization of deferred financing costs totaled approximately $384,000 and approximately $490,000 during the years ended December 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through net cash provided by property operations during the year ending December 31, 2008. We currently do not have any variable rate debt, nor do we expect to assume any variable rate debt. Therefore, we are not subject to direct risk relating to rising interest rates.

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

We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary. To the extent that cash flows from operations are lower than our current expectations due to lower returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash resulting from debt financing will be used to fund certain capital expenditures, repayments of outstanding debt, possible replacement properties, or distributions to our stockholders. We did not have any material commitments for capital expenditures as of December 31, 2007.

As of December 31, 2007, we had cash and cash equivalents of approximately $913,000, which we expect to be used primarily to pay operating expenses and stockholder distributions.

As of December 31, 2007, we had approximately $118.0 million of debt outstanding, all of which was pursuant to fixed rate term mortgage loans, with a weighted average interest rate of approximately 5.76%. Additionally, the debt leverage ratio, which is the ratio of mortgage notes payable to total gross real estate assets, was approximately 57%, with a weighted average remaining term to maturity of approximately 5.3 years.

Our contractual obligations as of December 31, 2007 were as follows:

	Payments due by period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Principal payments – fixed rate debt	$—	$58,443,500	$—	$59,533,500	$117,977,000
Interest payments – fixed rate debt	6,892,989	15,983,045	7,314,138	7,714,009	37,904,181
Total	$6,892,989	$74,426,545	$7,314,138	$67,247,509	$155,881,181

Cash Flow Analysis

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006:

Net cash provided by operating activities increased approximately $206,000, or approximately 3%, to approximately $6.9 million for the year ended December 31, 2007, compared to net cash provided by operating activities of approximately $6.7 million for the year ended December 31, 2006. The increase was primarily due to an increase in net income of approximately $522,000, offset by a decrease in deferred financing costs, during the year ended December 31, 2007. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Net cash used in investing activities increased approximately $3.1 million, to approximately $3.1 million for the year ended December 31, 2007, compared to net cash used by investing activities of approximately $52,000 for the year ended December 31, 2006. The increase was primarily due to the acquisition of one property during the year ended December 31, 2007, compared to no acquisitions during the year ended December 31, 2006.

Net cash used in financing activities increased approximately $507,000, or approximately 10%, to approximately $5.5 million for the year ended December 31, 2007, compared to net cash used in financing activities of approximately $5.0 million for the year ended December 31, 2006. The increase was primarily due to a decrease in proceeds from the issuance of mortgage notes of approximately $4.7 million, as we only issued one new mortgage note payable during the year ended December 31, 2007, compared to our refinancing of four mortgage notes payable during the year ended December 31, 2006. The decrease of approximately $4.7 million was partially offset by a decrease of repayments of mortgage notes payable of approximately $4.1 million, as we did not repay any mortgage notes payable during the year ended December 31, 2007, compared to the repayment of five mortgage notes during the year ended December 31, 2006.

During each of the years ended December 31, 2007 and 2006, we declared and paid distributions of approximately $7.1 million.

Election as a REIT

We are taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we would then be subject to federal income taxes on our taxable income for four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying consolidated financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying financial statements.

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

Related-Party Transactions and Agreements

We have entered into agreements with Cole Advisors and its affiliates, whereby we pay certain fees to, or reimburse certain expenses of, Cole Advisors or its affiliates for acquisition and advisory fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. See Note 8 to our consolidated financial statements included in this annual report on Form 10-K for a discussion of the various related-party transactions, agreements and fees.

Conflicts of Interest

Affiliates of Cole Advisors act as sponsor, general partner or advisor to various private real estate limited partnerships and Cole Credit Property Trust II, Inc., a publicly offered, non-listed REIT. As such, there are conflicts of interest where Cole Advisors or its affiliates, while serving in the capacity as sponsor, general partner or advisor for another Cole-sponsored program, may be in competition with us in connection with property acquisitions, property dispositions, and property management. The compensation arrangements between affiliates of Cole Advisors and these other Cole real estate funds could influence its advice to us. See “Item 1. – Business - Conflicts of Interest” in this annual report on Form 10-K.

Subsequent Events

Certain events subsequent to December 31, 2007 through March 24, 2008, are discussed in Note 13 to the consolidated financial statements included in this annual report on Form 10-K.

Impact of Recent Accounting Pronouncements

Reference is made to Note 2 to the consolidated financial statements included in this annual report on Form 10-K regarding the impact of recent accounting pronouncements.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements as of December 31, 2007.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not required for a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2007.

ITEM 9A.	CONTROLS AND PROCEDURES

In accordance with Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2007, were effective in all material respects to ensure that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

Cole Credit Property Trust, Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of Cole Credit Property Trust, Inc.’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management has concluded that Cole Credit Property Trust, Inc.’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2008 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2008 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2008 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2008 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2008 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as a part of this Form 10-K Registration Statement and numbered in accordance with Part III of Form 10-K.

Exhibit Number	Description

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-SB (File No. 000-51962), filed on May 1, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 2.2 to the Company’s Form 10-SB (File No. 000-51962), filed on May 1, 2006).

10.1

Agreement of Limited Partnership of Cole Operating Partnership I, LP, dated April 6, 2004, between Cole Credit Property Trust, Inc. and the limited partners thereto (Incorporated by reference to Exhibit 6.1 to the Company’s Form 10-SB (File No. 000-51962), filed on May 1, 2006).

10.2

Property Management and Leasing Agreement, dated April 6, 2004, among Cole Credit Property Trust, Inc., Cole Operating Partnership I, LP and Cole Realty Advisors, Inc. (Incorporated by reference to Exhibit 6.2 to the Company’s Form 10-SB (File No. 000-51962), filed on May 1, 2006).

10.3

Advisory Agreement, dated April 6, 2004, as amended, between Cole Credit Property Trust, Inc. and Cole REIT Advisors, LLC (Incorporated by reference to Exhibit 6.3 to the Company’s Form 10-SB (File No. 000-51962), filed on May 1, 2006).

10.4

Dealer Manager Agreement, dated April 6, 2004, between Cole Credit Property Trust, Inc. and Cole Capital Corporation (Incorporated by reference to Exhibit 6.4 to the Company’s Form 10-SB (File No. 000-51962), filed on May 1, 2006).

21.1*	List of Subsidiaries.

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cole Credit Property Trust, Inc.

Date: March 27, 2008	By:	/s/ CHRISTOPHER H. COLE
	Name:	Christopher H. Cole
	Title:	Chief Executive Officer and President

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER H. COLE	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 27, 2008
Christopher H. Cole

/s/ D. KIRK MCALLASTER, JR.	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 27, 2008
D. Kirk McAllaster, Jr.

/s/ JOHN M. PONS	Secretary and Director	March 27, 2008
John M. Pons

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cole Credit Property Trust, Inc.

Phoenix, Arizona

We have audited the accompanying consolidated balance sheet of Cole Credit Property Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements presents fairly, in all material respects, the financial position of Cole Credit Property Trust, Inc. and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona

March 26, 2008

COLE CREDIT PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS:
Investment in real estate assets:
Land	$55,320,895	$54,952,528
Buildings and improvements, less accumulated depreciation of $9,903,730 and $6,233,204 at December 31, 2007 and 2006, respectively	113,602,209	114,799,639
Acquired intangible lease assets, less accumulated amortization of $5,322,109 and $3,386,008 at December 31, 2007 and 2006, respectively	23,015,500	24,631,586
Total investment in real estate assets	191,938,604	194,383,753

Cash and cash equivalents	913,356	2,686,279
Rents and tenant receivables, less allowance for doubtful accounts of $41,573 and $0 at December 31, 2007 and 2006, respectively	1,623,446	1,159,572
Other assets	65,951	75,398
Deferred financing costs, less accumulated amortization of $1,019,793 and $1,040,640 at December 31, 2007 and 2006, respectively	1,501,562	1,810,941
Total assets	$196,042,919	$200,115,943

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Mortgage notes payable	$117,977,000	$116,299,500
Accounts payable and accrued expenses	737,260	728,511
Acquired below market lease intangibles, less accumulated amortization of $609,870 and $404,794 at December 31, 2007 and 2006, respectively	1,629,003	1,819,963
Distributions payable	588,638	589,043
Deferred rent and other liabilities	129,814	133,859
Total liabilities	121,061,715	119,570,876
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding at December 31, 2007 and 2006	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 10,090,951 and 10,095,751 shares issued and outstanding at December 31, 2007 and 2006, respectively	100,910	100,958
Capital in excess of par value	90,423,989	90,470,966
Accumulated distributions in excess of earnings	(15,543,695)	(10,026,857)
Total stockholders’ equity	74,981,204	80,545,067
Total liabilities and stockholders’ equity	$196,042,919	$200,115,943

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006
Revenues:
Rental and other income	$15,839,230	$15,706,537
Tenant reimbursement income	270,700	365,107
Total revenue	16,109,930	16,071,644

Expenses:
General and administrative	533,554	618,463
Property operating expenses	452,496	467,134
Property and asset management fees	959,785	944,814
Depreciation	3,670,526	3,616,743
Amortization	1,809,147	1,777,329
Total operating expenses	7,425,508	7,424,483
Real estate operating income	8,684,422	8,647,161

Other income (expense):
Interest income	81,311	77,882
Interest expense	(7,217,023)	(7,698,059)
Total other expense	(7,135,712)	(7,620,177)
Net income	$1,548,710	$1,026,984

Weighted average number of common shares outstanding:
Basic and diluted	10,091,972	10,096,361

Net income per common share:
Basic and diluted	$0.15	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess in Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, December 31, 2005	10,098,251	$100,983	$90,492,191	$(3,983,541)	$86,609,633
Common stock redemption	(2,500)	(25)	(21,225)	—	(21,250)
Distributions	—	—	—	(7,070,300)	(7,070,300)
Net income	—	—	—	1,026,984	1,026,984
Balance, December 31, 2006	10,095,751	100,958	90,470,966	(10,026,857)	80,545,067
Common stock redemption	(4,800)	(48)	(46,977)	—	(47,025)
Distributions	—	—	—	(7,065,548)	(7,065,548)
Net income	—	—	—	1,548,710	1,548,710
Balance, December 31, 2007	10,090,951	$100,910	$90,423,989	$(15,543,695)	$74,981,204

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006

Cash flows from operating activities:
Net income	$1,548,710	$1,026,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,670,526	3,616,743
Amortization	1,809,147	1,777,329
Amortization of deferred financing costs	384,353	490,426
Amortization of above and below market leases	(78,122)	(79,667)
Changes in assets and liabilities:
Rents and tenant receivables, net of allowance	(463,874)	(489,422)
Other assets	9,447	438,225
Accounts payable and accrued expenses	8,749	(10,659)
Deferred rent and other liabilities	(4,045)	(72,844)
Due to affiliates	—	(18,479)
Total adjustments	5,336,181	5,651,652
Net cash provided by operating activities	6,884,891	6,678,636
Cash flows from investing activities:
Investment in real estate and property improvements	(2,841,464)	(51,592)
Acquired intangible lease assets	(320,015)	—
Acquired below market lease intangibles	14,116	—
Net cash used in investing activities	(3,147,363)	(51,592)
Cash flows from financing activities:
Common stock redemptions	(47,025)	(21,250)
Proceeds from mortgage notes payable	1,677,500	6,385,152
Repayments on mortgage notes payable	—	(4,070,000)
Distributions to investors	(7,065,952)	(7,070,390)
Deferred financing costs paid	(74,974)	(227,369)
Net cash used in financing activities	(5,510,451)	(5,003,857)
Net (decrease) increase in cash and cash equivalents	(1,772,923)	1,623,187
Cash and cash equivalents, beginning of year	2,686,279	1,063,092
Cash and cash equivalents, end of year	$913,356	$2,686,279

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Dividends declared and unpaid	$588,638	$589,043
Supplemental Cash Flow Disclosures:
Interest paid	$6,824,170	$6,734,714

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS

Cole Credit Property Trust, Inc. (the “Company”) is a Maryland corporation formed on March 29, 2004 that is organized and operates as a real estate investment trust (“REIT”) for federal income tax purposes. The Company commenced active operations on July 1, 2004, when the minimum required offering proceeds was received and funds were released from escrow pursuant to a private placement of shares of its common stock (the “Offering”). Substantially all of the Company’s business is conducted through Cole Operating Partnership I, LP (“Cole OP I”), a Delaware limited partnership. The Company is the sole general partner of and owns an approximately 99.99% partnership interest in Cole OP I. Cole REIT Advisors, LLC (“Cole Advisors”), the affiliate advisor to the Company, is the sole limited partner and owner of 0.01% (minority interest) of the partnership interests of Cole OP I.

At December 31, 2007, the Company owned 42 properties comprising approximately 1.0 million square feet of single-tenant, retail space located in 19 states. At December 31, 2007, these properties were approximately 100% leased.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investment In and Valuation of Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction and any tenant improvements or major improvements and betterments that extend the useful life of the related asset. All repair and maintenance costs are expensed as incurred.

All assets are depreciated on a straight line basis. The estimated useful lives of our assets by class are as follows:
Building	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate and related intangible assets to the fair value and recognize an impairment loss. The Company identified one property under an operating lease with impairment indicators. The undiscounted future operating cash flow scenarios expected from the use of the property and related intangible assets and its eventual disposition exceeded the carrying value of the assets as of December 31, 2007.

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, the Company allocates the purchase price of such properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on their fair values. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building).

The fair values of above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities and amortized as an adjustment of rental income over the lesser of the useful life or the remaining terms of the respective leases.

The fair values of in-place leases include direct costs associated with obtaining a new tenant, and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. These direct costs are included in intangible lease assets in the accompanying consolidated balance sheet and are amortized to expense over the lesser of the useful life or the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These intangibles are included in intangible lease assets in the accompanying consolidated balance sheet and are amortized to expense over the lesser of the useful life or the remaining term of the respective leases.

The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of the Company’s purchase price allocations, which could impact the amount of its reported net income.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Rents and Tenant Receivables

Rents and tenant receivables primarily includes amounts to be collected in future periods related to the recognition of rental income on a straight-line basis over the lease term and cost recoveries from tenants. See “Revenue Recognition” below. The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income is directly affected by management’s estimate of the collectability of accounts receivable. The Company records allowances for those balances that the Company deems to be uncollectible, including any amounts relating to straight-line rent receivables.

Other Assets

Other assets consists primarily of prepaid expenses as of the balance sheet date that relate to future periods and will be expensed or reclassified to another account during the period to which the costs relate. Any amounts with no future economic benefit are charged to earnings when identified.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Amortization of deferred financing costs for the years ended December 31, 2007 and 2006 were approximately $384,000 and approximately $490,000, respectively, and was recorded in interest expense in the consolidated statements of operations.

Revenue Recognition

Upon the acquisition of real estate, certain properties have leases where minimum rent payments increase during the term of the lease. The Company records rental revenue for the full term of each lease on a straight-line basis. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period the related costs are incurred.

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

Concentration of Credit Risk

As of December 31, 2007, the Company had cash on deposit in two financial institutions which was approximately $229,000 and $442,000, respectively, in excess of federally insured levels, however, the Company has not experienced any losses in such account. The Company limits investment of cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

As of December 31, 2007, three tenants in the drugstore industry, one tenant in the auto sales industry and one tenant in the home improvement industry accounted for approximately 36%, 10%, and 10% of the Company’s 2007 gross annualized base rental revenues, respectively. Additionally, as of December 31, 2007, eight of our properties were located in Texas and five of our properties were located in Kansas, accounting for approximately 24% and 17% of our 2007 gross annualized base rental revenues, respectively.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stockholders’ Equity

As of December 31, 2007 and December 31, 2006, the Company was authorized to issue 90,000,000 shares of common stock and 10,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. The Company’s board of directors may authorize additional shares of capital stock and amend their terms without obtaining stockholder approval.

The par value of investor proceeds raised from the Offering was classified as common stock, with the remainder allocated to capital in excess of par value. As the Company’s share redemption program allows the Company’s board of directors to reject any request for redemption, the Company accounts for the common stock issued in the Offering as permanent equity, in accordance with Accounting Series Release No. 268,“Presentation in Financial Statements of Redeemable Preferred Stock.” During the year ended December 31, 2007, the Company redeemed 1,300 shares at $9.25 per share and 3,500 shares at $10.00 per share under the share redemption program. During the year ended December 31, 2006, the Company redeemed 2,500 shares at $8.50 per share under the share redemption program.

Earnings Per Share

Earnings per share are calculated based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding is identical for basic and fully diluted earnings per share. The Company has no stock options issued or outstanding.

Reportable Segments

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company determined that we have one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate rental revenue and other income through the leasing of properties, which comprised 100% of our total consolidated revenues for the years ended December 31, 2007 and 2006. Although the Company’s investments in real estate are geographically diversified throughout the United States, management evaluates operating performance on an individual property level. The Company’s properties have been aggregated into one reportable segment.

Interest

Interest is charged to interest expense as it accrues. No interest costs were capitalized during the years ended December 31, 2007 and 2006.

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

On December 13, 2007, the Company’s board of directors declared a distribution of $0.001918 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2008 ending on March 31, 2008. The monthly distributions were calculated to be equivalent to the annualized distribution of seven percent (7.00%) per share, assuming a purchase price of $10.00 per share. As of December 31, 2007, the Company had distributions payable of approximately $589,000. The distributions were paid in January 2008.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value of Financial Instruments

SFAS No. 107,“Disclosures About Fair Value of Financial Instruments” (“SFAS No. 107”), requires disclosure of fair value of financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. SFAS No. 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques such as discounted cash flow analysis. The fair value estimates are made at the end of each year based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows.

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

Our consolidated balance sheet includes the following financial instruments: cash and cash equivalents, tenant rent and other receivables, accounts payable and accrued expenses and notes payable. We consider the carrying values of cash and cash equivalents, tenant rent and other receivables and accounts payable and accrued expenses to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. Based on borrowing rates available to us as of December 31, 2007, the fair value of the mortgage loans payable was approximately $122.2 million.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48,“Accounting for Uncertainty in Income Taxes, an interpretation of SFAS  No.109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109,“Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective for the Company on January 1, 2007 and its adoption did not have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157,“Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued a staff position delaying the effective date of certain non-financial assets and liabilities to fiscal periods beginning after November 15, 2008. The Company has not determined what impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows entities to choose to measure eligible financial instruments at fair value with changes in fair value recognized in earnings of each subsequent reporting date. The fair value election is available for most financial assets and liabilities on an instrument-by-instrument basis and is to be elected on the date of the financial instrument is initially recognized. SFAS 159 is effective for all entities as of the beginning of a reporting entity’s first fiscal year that begins after November 15, 2007 (with earlier application permitted under certain circumstances). The Company did not choose to take the fair value election allowed by the standard.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide for Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value include in earnings. In October 2007, the FASB indefinitely deferred the provisions of SOP 07-1. The Company has not determined what impact, if any, the adoption of SOP 07-1 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB 51” (“SFAS No. 160”). This statement amends ARB 51 and revises accounting and reporting requirements for noncontrolling interest (formerly minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, January 1, 2009 for the Company, noncontrolling interest will be classified as equity, and income attributed to the noncontrolling interest will be included in the Company’s income. The provisions of this standard are applied retrospectively upon adoption. The Company is currently evaluating the impact of adopting SFAS No. 160 on the consolidated financial statements; however, the Company does not expect it to have a material impact on the consolidated results.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) clarifies and amends the accounting guidance for how an acquirer in a business combination recognizes and measurers the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of SFAS No. 141(R) are effective for the Company for any business combinations occurring on or after January 1, 2009. The Company has not determined what impact, if any, the adoption of SFAS No. 141 (R) will have on its consolidated financial statements.

NOTE 3 — REAL ESTATE ACQUISITIONS

On August 9, 2007, the Company acquired a single-tenant retail property in Topeka, Kansas, consisting of 24,727 rentable square feet, net leased to Tractor Supply Company, for approximately $3.1 million. The Company financed the acquisition with a mortgage loan of approximately $1.7 million secured by the property. The Company allocated the purchase price of this property, including acquisition costs of approximately $95,000 to the fair market value of the assets acquired and liabilities assumed. The Company allocated approximately $368,000 to land, approximately $2.5 million to building and improvements, approximately $320,000 to acquired in-place leases, and approximately $14,000 to acquired below-market leases during the year ended December 31, 2007.

NOTE 4 — INTANGIBLE LEASE ASSETS

Identified intangible assets consisted of the following:

	December 31,
	2007	2006
Acquired in place leases, net of accumulated amortization of $4,906,657 and $3,097,510 at December 31, 2007 and 2006, respectively (with a weighted average life of 140 and 155 months for in-place leases, respectively).	$21,338,021	$22,827,153
Acquired above market leases, net of accumulated amortization of $415,452 and $288,498 at December 31, 2007 and 2006, respectively (with a weighted average life of 158 and 170 months for acquired above market leases, respectively).	1,677,479	1,804,433
	$23,015,500	$24,631,586

Amortization expense recorded on the identified intangible assets, for each of fiscal years ended December 31, 2007 and 2006 was approximately $1,936,000 and approximately $1,899,000 respectively.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Estimated amortization expense of the respective intangible lease assets as of December 31, 2007 for each of the five succeeding fiscal years is as follows:

	Amount
Year	Lease In-Place	Above Market Lease
2008	$1,801,769	$122,028
2009	1,801,769	122,028
2010	1,801,769	122,028
2011	1,801,769	122,028
2012	1,801,769	122,028

NOTE 5 — MORTGAGE NOTES  PAYABLE

As of December 31, 2007, the Company had the following indebtedness outstanding:

Property	Location	Amount	Fixed Interest Rate	Maturity Date
Wawa	Vineland, NJ	$2,860,000	6.56%	June 11, 2016
Wawa	Newark, DE	2,860,000	6.56%	June 11, 2016
Wawa	Clifton Heights, PA	2,860,000	6.56%	June 11, 2016
Walgreens	Houston, TX	1,207,000	5.15%	November 11, 2009
Walgreens	Lawrence, KS	1,526,000	5.15%	November 11, 2009
Rite Aid	Memphis, TN	1,924,800	5.36%	November 11, 2009
Rite Aid	Warren, OH	1,842,700	5.36%	November 11, 2009
CarMax	Merriam, KS	14,175,000	6.48%	June 11, 2016
Walgreens	Cahokia, IL	1,305,000	4.62%	December 11, 2009
Walgreens	Cleveland, OH	1,224,000	4.62%	December 11, 2009
Lowe’s	Texas City, TX	6,187,500	4.91%	January 11, 2010
Lowe’s	Jonesboro, AR	5,857,500	4.87%	April 11, 2010
CVS	Whiteville, NC	1,736,000	5.27%	March 11, 2015
Rite Aid	Bangor, ME	2,763,000	5.40%	July 11, 2010
Tractor Supply	Woodstock, VA	1,658,000	5.45%	May 11, 2015
Sherwin Williams	Angola, IN	709,000	5.40%	July 11, 2010
Sherwin Williams	Ashtabula, OH	493,000	5.40%	July 11, 2010
Sherwin Williams	Boardman, OH	595,000	5.40%	July 11, 2010
Apria	Indianapolis, IN	4,615,000	5.40%	July 11, 2010
Gander Mountain	Houston, TX	7,800,000	6.68%	June 11, 2011
CVS	Lago Vista, TX	3,151,000	5.42%	July 11, 2015
CVS	Duncanville, TX	2,137,000	5.40%	July 11, 2010
CVS	Independence, MO	2,521,000	5.40%	July 11, 2010
Eckerd	Murfreesboro, TN	2,303,000	5.40%	July 11, 2010
Eckerd	Spartanburg, SC	3,406,000	5.55%	July 11, 2015
Rite Aid	Wheelersburg, OH	1,380,000	5.40%	July 11, 2010
Eckerd	Philadelphia, PA	2,691,000	5.40%	July 11, 2010
Eckerd	Hayes, VA	2,773,000	5.55%	July 11, 2015

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property	Location	Amount	Fixed Interest Rate	Maturity Date
Eckerd	Travelers Rest, SC	$3,137,000	5.63%	August 11, 2015
Tractor Supply	Paducah, KY	1,187,000	5.64%	August 11, 2015
Rite Aid	St. Mary’s, OH	1,687,000	5.64%	August 11, 2015
Walgreens	Hutchinson, KS	3,462,000	5.51%	August 11, 2015
Walgreens	Newton, KS	2,891,000	5.51%	August 11, 2015
Tractor Supply	Glasgow, KY	1,388,000	5.53%	September 11, 2015
Best Buy	Tupelo, MS	2,707,000	5.57%	September 11, 2010
Conns	Austin, TX	2,640,000	5.71%	October 11, 2010
Conns	Pecan Park, TX	2,571,000	5.71%	October 11, 2010
Conns	Hurst, TX	1,444,000	5.71%	October 11, 2010
Vanguard	College Park, GA	8,625,000	6.56%	June 11, 2016
Tractor Supply	Topeka, KS	1,677,500	5.88%	September 1, 2017
		$117,977,000

The mortgage notes require monthly interest-only payments with the principal balance due on various dates from November 2009 through September 2017. Each of the mortgage notes are secured by the respective property. The mortgage notes are generally non-recourse to the Company and Cole OP I, but both are liable for customary non-recourse carve-outs.

Generally, the mortgage notes may not be prepaid, in whole or in part, except under the following circumstances: (i) full prepayment may be made on any of the three monthly payment dates occurring immediately prior to the maturity date, and (ii) partial prepayments resulting from the application of insurance or condemnation proceeds to reduce the outstanding principal balance of the mortgage notes. Notwithstanding the prepayment limitations, the Company may sell the properties to a buyer that assumes the respective mortgage loan. The transfer would be subject to the conditions set forth in the individual property’s mortgage note document, including without limitation, the lender’s approval of the proposed buyer and the payment of the lender’s fees, costs and expenses associated with the sale of the property and the assumption of the loan.

Generally, in the event that a mortgage note is not paid off on the respective maturity date, most mortgage notes include hyper-amortization provisions. Under the hyper-amortization provisions, the individual mortgage note maturity date will be extended by 20 years. During such period, the lender will apply 100% of the rents collected to the following items in the order indicated: (i) payment of accrued interest at the original fixed interest rate, (ii) all payments for escrow or reserve accounts, (iii) any operating expenses of the property pursuant to an approved annual budget, (iv) any extraordinary expenses, and (v) the balance of the rents collected will be applied to the following in such order as the lender may determine: (1) any other amounts due in accordance with the loan documents, (2) the reduction of the principal balance of the mortgage note, and (3) capitalized interest at an interest rate equal to the greater of (A) the initial fixed interest rate as stated on the respective mortgage note agreement plus 2.0% per annum or (B) the then current Treasury Constant Maturity Yield Index plus 2.0% per annum.

The Company’s weighted average interest rate relating to the fixed rate mortgage notes at December 31, 2007 was approximately 5.76%.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the scheduled aggregate principal repayments for the five years subsequent to December 31, 2007:

For the Year Ending December 31:	Principal Repayments
2008	$—
2009	9,029,500
2010	41,614,000
2011	7,800,000
2012	—
Thereafter	59,533,500
Total	$117,977,000

The fair value of our fixed rate mortgage notes payable at December 31, 2007 is approximately $122.2 million.

NOTE  6  — INTANGIBLE LEASE LIABILITY

Identified intangible liability consisted of the following:

	December 31,
	2007	2006
Acquired below–market leases, net of accumulated amortization of $609,870 and $404,794 at December 31, 2007 and 2006, respectively
(with a weighted average life of 140 and 150 months, respectively).	$1,629,003	$1,819,963

Amortization income recorded on the identified intangible liability, for each of fiscal years ended December 31, 2007 and 2006 was approximately $205,000 and approximately $202,000 respectively.

Estimated amortization income of the respective intangible lease liability as of December 31, 2007 for each of the five succeeding fiscal years is as follows:

Year	Below Market Leases
2008	$203,936
2009	203,936
2010	201,713
2011	200,379
2012	200,379

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material pending legal proceedings, or known to be contemplated, against the Company.

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

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 — RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Certain affiliates of the Company received fees and compensation in connection with the Offering, and receive fees and compensation in connection with the acquisition, management and sale of the assets of the Company.

Cole Advisors receives a finance coordination fee of up to 1% of the gross proceeds of any loan obtained in connection with an investment. The Company paid finance coordination fees to Cole Advisors of approximately $17,000 and approximately $392,000 during the years ended December 31, 2007 and 2006, respectively.

The Company pays Cole Realty, its affiliated property manager, fees for the management and leasing of the Company’s properties. Such fees are equal to 3% of gross revenues, plus leasing commissions at prevailing market rates, not to exceed the greater of $4.50 per square foot or 7.5% of the total lease obligation. Cole Realty or its affiliates also receive acquisition and advisory fees of up to 3% of the contract purchase price of each property. The Company paid property management fees to Cole Realty of approximately $467,000 and approximately $455,000 during the years ended December 31, 2007 and 2006, respectively. The Company paid acquisition fees to Cole Realty of $61,000 during the year ended December 31, 2007. During the year ended December 31, 2006 the Company paid no acquisition fees to Cole Realty.

The Company pays Cole Advisors a monthly asset management fee of up to 0.75% of the aggregate asset value of the Company’s assets. The fee is payable monthly. During the years ended December 31, 2007 and 2006, pursuant to a waiver of part of the fee, the Company paid Cole Advisors an asset management fee of 0.50% of the aggregate asset value of the Company’s assets, respectively. The Company is not obligated to pay any additional amounts for such periods. However, Cole Advisors may elect to increase its asset management fees in future periods up to the 0.75% fee. The Company paid asset management fees to Cole Advisors of approximately $493,000 and approximately $490,000 during the years ended December 31, 2007 and 2006, respectively.

If Cole Advisors, or its affiliates, provides substantial assistance in connection with the sale of one or more properties, the Company will pay Cole Advisors an amount equal to 3% of the contract price of each asset sold. In no event will the combined disposition fee paid to Cole Advisors, its affiliates and unaffiliated third parties exceed the reasonable, customary and competitive amount for such services. In addition, after investors have received a return of their net capital contributions and a 7.5% annual cumulative, non-compounded return, then Cole Advisors is entitled to receive 20% of the remaining net sale proceeds. During the years ended December 31, 2007 and 2006, the Company did not pay any fees or amounts to Cole Advisors relating to the sale of properties.

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

The Company reimburses Cole Advisors for expenses it incurs in connection with its provision of administrative services, including related personnel costs. The Company does not reimburse for personnel costs in connection with services for which Cole Advisors receives acquisition fees or disposition fees. During the years ended December 31, 2007 and 2006, the Company did not reimburse Cole Advisors for any such costs.

NOTE  9  — ECONOMIC DEPENDENCY

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

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE  10  — STOCKHOLDERS EQUITY

Share Redemption Program

The Company’s common stock is currently not listed on a national securities exchange, and the Company currently does not intend to list its common stock. In order to provide stockholders with the possibility of liquidity, stockholders who have held their shares for at least one year may receive the benefit of limited interim liquidity by presenting for redemption all or a minimum portion of their shares to the Company at any time in accordance with the procedures outlined below. At that time, the Company may, subject to the conditions and limitations described below, redeem the shares presented for redemption for cash to the extent that the Company has sufficient funds available to it to fund such redemption. The Company will not pay its advisor or its affiliates any fees to complete any transactions under the share redemption program.

The Company determines at the beginning of each fiscal year the maximum amount of shares that it may redeem during that year. The Company may use up to 0.5% of its annual cash flow to meet these redemption needs, including cash proceeds generated from new offerings, operating cash flow not intended for dividends, borrowings, and capital transactions such as asset sales or refinancings. During the year ended December 31, 2007, the Company redeemed 1,300 shares at $9.25 per share and 3,500 shares at $10.00 per share under the share redemption program. During the year ended December 31, 2006, the Company redeemed 2,500 shares at $8.50 per share under the share redemption program.

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

The purchase price for shares redeemed upon the death of a stockholder generally will be equal to the price the stockholder actually paid for the shares. If, at the time of redemption, the Company’s advisor or another firm it might choose for that purpose has made a determination of the net asset value per share, the purchase price for shares redeemed upon the death of a stockholder will be the net asset value of the shares as so determined. The Company will redeem shares upon the death of a stockholder only to the extent that it has sufficient funds available to the Company to fund such redemption.

Redemption of shares, when requested, generally are made quarterly on a first-come, first-served basis. The Company cannot guarantee that it will have sufficient available cash flow to accommodate any or all requests made in any quarter. If the Company does not have such sufficient funds available, at the time when redemption is requested, a stockholder can (1) withdraw his or her request for redemption or (2) ask that the Company honor such stockholder request at such time, if any, when sufficient funds become available. Such pending requests will generally be honored on a first-come, first-served basis.

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

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE  11  — INCOME TAXES

For income tax purposes, distributions to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. The following table represents the character of distributions to stockholders for the years ended December 31, 2007 and 2006:

Character of Distributions:	2007	2006
Ordinary income	39%	31%
Capital gain	1%	—%
Return of capital	60%	69%
	100%	100%

At December 31, 2007, the tax basis carrying value of the Company’s total assets was approximately $194.8 million. During the years ended December 31, 2007 and 2006, the Company incurred state income taxes of approximately $44,000 and approximately $15,000, respectively, which has been recorded in general and administrative expenses in the consolidated statements of operations.

NOTE 12 — OPERATING LEASES

All of the Company’s real estate assets are leased to tenants under operating leases, for which the terms and expirations vary. The leases frequently have provisions to extend the lease agreement and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, at December 31, 2007 is as follows:

Year Ending December 31:	Amount
2008	$15,864,367
2009	15,864,367
2010	15,864,367
2011	15,864,367
2012	15,864,367
Thereafter	123,468,145
Total	$202,789,980