Form 10-Q
period 2008-03-31
Cole Credit Property Trust Inc
filed 2008-05-15
CIK 1289272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the transition period from _________ to _________

Commission file number 000-51962

COLE CREDIT PROPERTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-0939158
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2555 East Camelback Road, Suite 400	(602) 778-8700
Phoenix, Arizona 85016	(Registrant’s telephone number,
(Address and zip code of principal executive offices)	including area code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 15, 2008, there were 10,090,951 shares of common stock, par value $0.01, of Cole Credit Property Trust, Inc. outstanding.

COLE CREDIT PROPERTY TRUST, INC.

PART I

FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited interim financial statements as of and for the three months ended March 31, 2008 have been prepared by Cole Credit Property Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements.

COLE CREDIT PROPERTY TRUST, INC.

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	March 31, 2008	December 31, 2007
ASSETS
Investment in real estate assets:
Land	$55,320,895	$55,320,895
Buildings and improvements, less accumulated depreciation of $10,824,661 and $9,903,730 at March 31, 2008 and December 31, 2007, respectively	112,681,278	113,602,209
Acquired intangible lease assets, less accumulated amortization of $5,803,059 and $5,322,109 at March 31, 2008 and December 31, 2007, respectively	22,534,550	23,015,500
Total investment in real estate assets	190,536,723	191,938,604
Cash and cash equivalents	1,121,826	913,356
Rents and tenant receivables, less allowance for doubtful accounts of $41,573 at March 31, 2008 and December 31, 2007	1,560,554	1,623,446
Prepaid expenses and other assets	40,052	65,951
Deferred financing costs, less accumulated amortization of $1,116,146 and $1,019,793 at March 31, 2008 and December 31, 2007, respectively	1,453,182	1,501,562
Total assets	$194,712,337	$196,042,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable	$117,977,000	$117,977,000
Accounts payable and accrued expenses	574,886	737,260
Acquired below market lease intangibles, less accumulated amortization of $660,854 and $609,870 at March 31, 2008 and December 31, 2007, respectively	1,578,019	1,629,003
Distributions payable	588,638	588,638
Deferred rent and other liabilities	377,959	129,814
Total liabilities	121,096,502	121,061,715
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $.01 par value; 90,000,000 shares authorized, 10,090,951 shares issued and outstanding at March 31, 2008 and December 31, 2007	100,910	100,910
Capital in excess of par value	90,423,989	90,423,989
Accumulated distributions in excess of earnings	(16,909,064)	(15,543,695)
Total stockholders’ equity	73,615,835	74,981,204
Total liabilities and stockholders’ equity	$194,712,337	$196,042,919

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
Revenues:
Rental and other income	$3,984,445	$3,926,866
Tenant reimbursement income	81,892	49,297
Total revenue	4,066,337	3,976,163

Expenses:
General and administrative	123,029	85,223
Property operating expenses	116,960	84,488
Property and asset management fees	246,868	236,205
Depreciation	920,931	905,012
Amortization	450,442	444,432
Total operating expenses	1,858,230	1,755,360
Operating income	2,208,107	2,220,803

Other income (expense):
Interest income	6,339	25,116
Interest expense	(1,814,879)	(1,778,746)
Total other expense	(1,808,540)	(1,753,630)
Net income	$399,567	$467,173

Weighted average number of common shares outstanding:
Basic and diluted	10,090,951	10,094,522

Net income per common share:
Basic and diluted	$0.04	$0.05

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess in Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, December 31, 2007	10,090,951	$100,910	$90,423,989	$(15,543,695)	$74,981,204
Distributions	—	—	—	(1,764,936)	(1,764,936)
Net income	—	—	—	399,567	399,567
Balance, March 31, 2008	10,090,951	$100,910	$90,423,989	$(16,909,064)	$73,615,835

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$399,567	$467,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	920,931	905,012
Amortization	526,319	528,055
Changes in assets and liabilities:
Rents and tenant receivables, net of allowance	62,891	67,295
Prepaid expenses and other assets	25,899	34,940
Accounts payable and accrued expenses	(162,373)	(222,078)
Deferred rent and other liabilities	248,145	243,410
Net cash provided by operating activities	2,021,379	2,023,807
Cash flows from financing activities:
Common stock redemptions	—	(12,025)
Distributions to investors	(1,764,936)	(1,746,054)
Deferred financing costs paid	(47,973)	—
Net cash used in financing activities	(1,812,909)	(1,758,079)
Net increase in cash and cash equivalents	208,470	265,728
Cash and cash equivalents, beginning of period	913,356	2,686,279
Cash and cash equivalents, end of period	$1,121,826	$2,952,007

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Dividends declared and unpaid	$588,638	$588,967
Supplemental Cash Flow Disclosures:
Interest paid	$1,718,526	$1,674,965

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

March 31, 2008

Note 1 — Organization

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

As of March 31, 2008, the Company owned 42 properties comprising approximately 1.0 million square feet of single-tenant, retail space located in 19 states. As of March 31, 2008, 100% of these properties were leased.

The Company’s stock is not currently listed on a national securities exchange. The Company may seek to list its stock for trading on a national securities exchange only if the board of directors determines that listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any market for its common stock until its shares are listed for trading. In the event it does not obtain listing prior to February 1, 2016, its charter requires that it either: (1) seek stockholder approval of an extension or amendment of this listing deadline; or (2) seek stockholder approval to adopt a plan of liquidation of the corporation.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 8 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2007, and related notes thereto set forth in the Company’s Annual Report filed on Form 10-K.

The accompanying condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Redemptions of Common Stock

The Company will determine at the beginning of each fiscal year the maximum amount of shares that it may redeem during that year. The Company may use up to 0.5% of its annual cash flow to meet these redemption needs, including cash proceeds generated from new offerings, operating cash flow not intended for dividends, borrowings, and capital transactions such as asset sales or refinancings. The shares the Company redeems under its share redemption program will be cancelled and return to the status of authorized but unissued shares. The Company does not intend to resell such shares to the public unless they are first registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and under appropriate state securities laws or otherwise sold in compliance with such laws. As of March 31, 2008, the Company had redeemed 7,300 shares at an average of $9.35 per share under the share redemption program.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)

March 31, 2008

Reportable Segments

The Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company determined that it had one reportable segment, commercial properties, which consist of activities related to investing in real estate. The Company’s commercial properties generate rental revenue and other income through the leasing of the properties, which comprised 100% of the Company’s total consolidated revenues for each of the three months ended March 31, 2008 and 2007. Although the Company’s commercial properties are geographically diversified throughout the United States, management evaluates operating performance on an individual property level, therefore the Company’s properties have been aggregated into one reportable segment.

Investment in Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate and related intangible assets to their fair value and recognize an impairment loss. The Company has one property under an operating lease with previously identified impairment indicators. The undiscounted future operating cash flow scenarios expected from the use of the property and related intangible assets and its eventual disposition continue to exceed the carrying value of the assets as of March 31, 2008. No impairment losses were recorded for the three months ended March 31, 2008 and 2007.

Note 3 — Notes Payable

At March 31, 2008, the Company had 38 mortgage notes payable totaling $118.0 million, in connection with real estate assets, with interest rates ranging from 4.62% to 6.68% with a weighted average interest rate of approximately 5.76% (the “Fixed Rate Debt”). The Fixed Rate Debt matures on various dates from November 2009 through September 2017. Each of the mortgage notes are secured by the respective property. The mortgage notes are generally non-recourse to the Company and Cole OP I, but both are liable for customary non-recourse carveouts.

As of March 31, 2008, the Company had no amounts outstanding under a $1.5 million revolving line of credit. The revolving line of credit bears interest at a variable rate equal to the one-month LIBOR plus 175 basis points and matures in March 2011. The revolving line of credit is secured by one property.

Note 4 — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings, pending or known to be contemplated against us.

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

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)

March 31, 2008

Note 5 — Related-Party Transactions and Arrangements

Certain affiliates of the Company received fees and compensation in connection with the Offering, and receive fees and compensation in connection with the acquisition, management and sale of the assets of the Company.

If Cole Advisors provides substantial services, as determined by the Company, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors a financing coordination fee equal to 1% of the amount available under such financing; provided, however, that Cole Advisors shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors received such a fee. Financing coordination fees payable from loan proceeds from permanent financing will be paid to Cole Advisors as the Company acquires such permanent financing. However, no fees will be paid on loan proceeds from any line of credit until such time as all net offering proceeds have been invested by the Company. During the three months ended March 31, 2008 and 2007, the Company paid to Cole Advisors approximately $15,000 and $0 for finance coordination fees, respectively.

The Company pays, and expects to continue to pay, Cole Realty Advisors, Inc. (“Cole Realty”), its affiliated property manager, fees for the management and leasing of the Company’s properties. Such fees are equal to 3% of gross revenues, plus leasing commissions at prevailing market rates, not to exceed the greater of $4.50 per square foot or 7.5% of the total lease obligation. Cole Realty or its affiliates also receive acquisition and advisory fees of up to 3% of the contract purchase price of each property. During the three months ended March 31, 2008 and 2007, the Company paid to Cole Realty approximately $123,000 and approximately $114,000 for property management fees, respectively. During the three months ended March 31, 2008 and 2007, the Company did not pay any acquisition fees to Cole Realty.

The Company pays Cole Advisors an annualized asset management fee of up to 0.75% of the aggregate asset value of the Company’s assets. During each of the three months ended March 31, 2008 and 2007, pursuant to a waiver of part of the fee, the Company paid Cole Advisors an asset management fee of 0.25% of the aggregate asset value of the Company’s assets. The Company is not obligated to pay any additional amounts for such periods. However, Cole Advisors may elect to increase its asset management fees in future periods up to the 0.75% fee. During the three months ended March 31, 2008 and 2007, the Company paid to Cole Advisors approximately $124,000 and approximately $123,000 for asset management fees, respectively.

If Cole Advisors, or its affiliates, provides a substantial amount of services, as determined by the Company, in connection with the sale of one or more properties, the Company will pay Cole Advisors an amount equal to 3% of the contract price of each asset sold. In no event will the combined disposition fee paid to Cole Advisors, its affiliates and unaffiliated third parties exceed the reasonable, customary and competitive amount for such services. In addition, after investors have received a return of their net capital contributions and a 7.5% annual cumulative, non-compounded return, then Cole Advisors is entitled to receive 20% of the remaining net sale proceeds. During each of the three months ended March 31, 2008 and 2007, the Company did not pay any fees or amounts to Cole Advisors relating to the sale of properties.

In the event the Company’s common stock is listed in the future on a national securities exchange, a subordinated incentive listing fee equal to 20% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate a 7.5% annual cumulative, non-compounded return to investors will be paid to Cole Advisors.

The Company may reimburse Cole Advisors for expenses it incurs in connection with its provision of administrative services, including related personnel costs. The Company does not reimburse for personnel costs in connection with services for which Cole Advisors receives acquisition fees or disposition fees. During each of the three months ended March 31, 2008 and 2007, the Company did not reimburse Cole Advisors for any such costs.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)

March 31, 2008

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

Note 7 – New Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. During February 2008, the FASB issued a Staff Position that will (i) partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (ii) remove certain leasing transactions from the scope of SFAS No. 157. The Company has determined that SFAS No. 157 did not apply as it relates to the financial assets and liabilities included in the consolidated financial statements.  The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its nonfinancial assets and liabilities included in the consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that entities should consider in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has not determined what impact, if any, the adoption of FSP 142-3 its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2007. The terms “we,” “us,” “our,” and the “Company” refer to Cole Credit Property Trust, Inc.

Forward-Looking Statements

Except for historical information, this section contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussion and analysis of our financial condition and our subsidiaries, our anticipated capital expenditures, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” or comparable words, variations and similar expressions are intended to identify forward-looking statements. All statements not based on historical fact are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or implied in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows.

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

Overview

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental income accounted for approximately 98% and approximately 99% of total revenue during the three months ended March 31, 2008 and 2007, respectively. As approximately 100% of our properties are under lease, with an average remaining lease term of approximately 11.8 years, we believe our exposure to short-term changes in commercial rental rates on our portfolio is substantially mitigated.

As of March 31, 2008, the debt leverage ratio of our portfolio, which is the ratio of mortgage notes payable to total gross real estate assets, of our portfolio was approximately 57%. All of our debt is subject to fixed interest rates, ranging from 4.62% to 6.68%, with a weighted average remaining term of approximately 5.1 years. As we have no outstanding variable rate debt, our exposure to short-term changes in interest rates is limited. Additionally, as we have fully invested the proceeds from our Offering in commercial real estate, and we do not expect to dispose of any of the properties in the near future, our results of operations are not exposed to short-term changes in real estate prices, nor are we exposed to short-term changes in interest rates on future acquisitions.

The current mortgage lending and interest rate environment for real estate in general is uncertain. We currently have no plans for future property acquisitions. If we were to acquire additional investment properties in the future we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions.

Results of Operations

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Revenue. Revenue increased approximately $90,000, or approximately 2%, to approximately $4.1 million for the three months ended March 31, 2008, compared to approximately $4.0 million for the three months ended March 31, 2007. The increase was primarily due to the purchase of one additional investment property on August 9, 2007 for which rental income was earned during the three months ended March 31, 2008. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for approximately 98% and approximately 99% of total revenue during the three months ended March 31, 2008 and 2007, respectively.

General and Administrative Expenses. General and administrative expenses increased approximately $38,000, or approximately 44%, to approximately $123,000 for the three months ended March 31, 2008, compared to approximately $85,000 for the three months ended March 31, 2007. The increase was primarily due to higher transfer agent fees during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. The transfer agent fee increase was primarily due to utilizing a third party registrar and transfer agent during the three months ended March 31, 2008. The primary general and administrative expense items are legal and accounting fees, transfer agent fees, organizational costs, state franchise and income taxes and other licenses and fees.

Property Operating Expenses. Property operating expenses increased approximately $33,000, or approximately 38%, to approximately $117,000 for the three months ended March 31, 2008, compared to approximately $84,000 during the three months ended March 31, 2007. The increase was primarily due to an increase in property tax expense, due to the purchase of one additional investment property on August 9, 2007, offset by a decrease in insurance expenses. The primary property operating expense items are repairs and maintenance, property taxes, and insurance.

Property and Asset Management Fees. Property and asset management fees increased approximately $11,000, or approximately 5%, to approximately $247,000 for the three months ended March 31, 2008, compared to approximately $236,000 during the three months ended March 31, 2007. The increase is primarily due to rent increases during the three months ended March 31, 2008, compared to the three months ended March 31, 2007 and the ownership of 42 properties during the three months ended March 31, 2008, compared to the ownership of 41 properties during the three months ended March 31, 2007.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased approximately $22,000, or approximately 2%, to approximately $1.4 million for the three months ended March 31, 2008, compared to approximately $1.3 million during the three months ended March 31, 2007. The increase is primarily due to the ownership of 42 properties during the three months ended March 31, 2008, compared to the ownership of 41 properties during the three months ended March 31, 2007.

Interest Income. Interest income decreased approximately $19,000, or approximately 75%, to approximately $6,000 for the three months ended March 31, 2008, compared to approximately $25,000 during the three months ended March 31, 2007. The decrease was primarily due to lower amounts of uninvested cash during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, due to the purchase of one additional investment property on August 9, 2007.

Interest Expense. Interest expense increased approximately $36,000, or approximately 2%, to approximately $1.8 million for the three months ended March 31, 2008, compared to approximately $1.8 million during the three months ended March 31, 2007. The increase was primarily due to one additional outstanding mortgage note during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.

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

Our calculation of FFO is presented in the following table for the periods ended as indicated:

	Three Months Ended March 31,
	2008	2007
Net income	$399,567	$467,173
Add:
Depreciation of real estate assets	920,931	905,012
Amortization of lease related costs	450,442	444,432
FFO	$1,770,940	$1,816,617

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•

In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of approximately $176,000 and approximately $116,000 during the three months ended March 31, 2008 and 2007, respectively.

•	Amortization of deferred financing costs totaled approximately $96,000 and approximately $104,000 during the three months ended March 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through net cash provided by property operations. We currently do not have any variable rate debt. Therefore, we are not subject to direct risk relating to rising interest rates. As of March 31, 2008, approximately $1.5 million was available under a revolving line of credit.

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

We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary. To the extent that cash flows from operations are lower then our current expectations due to lower returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash resulting from debt financing will be used to fund certain capital expenditures, repayments of outstanding debt, possible replacement properties, or distributions to our stockholders. We did not have any material commitments for capital expenditures as of March 31, 2008.

As of March 31, 2008, we had cash and cash equivalents of approximately $1.1 million, which we expect to be used primarily to pay operating expenses and stockholder distributions.

As of March 31, 2008, we had approximately $118.0 million of debt outstanding, all of which was pursuant to fixed rate term mortgage loans, with a weighted average interest rate of approximately 5.76%. Additionally, the debt leverage ratio, which is the ratio of mortgage notes payable to total gross real estate assets, was approximately 57%, with a weighted average remaining term to maturity of approximately 5.1 years.

Our contractual obligations as of March 31, 2008, are as follows:

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Principal payments – fixed rate debt	$117,977,000	$-	$58,443,500	$-	$59,533,500
Interest payments – fixed rate debt	36,242,776	6,798,565	15,089,187	7,213,945	7,141,079
Total	$154,219,776	$6,798,565	$73,532,687	$7,213,945	$66,674,579

Cash Flow Analysis

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Operating Activities. Net cash provided by operating activities was unchanged at approximately $2.0 million for the three months ended March 31, 2008 and 2007.

Financing Activities. Net cash used in financing activities increased approximately $55,000, or approximately 3%, to approximately $1.8 million for the three months ended March 31, 2008, compared to approximately $1.8 million for the three months ended March 31, 2007. The increase was primarily due to additional deferred financing costs related to the revolving line of credit obtained during the three months ended March 31, 2008.

Election as a REIT

We are taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income for four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying condensed consolidated unaudited financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying financial statements.

Inflation

The real estate market has not been affected significantly by inflation in the past several years due to the relatively low inflation rate. However, in the event inflation does become a factor, the leases on the real estate we own or may acquire may not include provisions that would protect us from the impact of inflation.

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

A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2007. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2007, and related notes thereto.

Commitments and Contingencies

We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 4 to our condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q for further explanations.

Related-Party Transactions and Agreements

We have entered into agreements with Cole Advisors and its affiliates, whereby we pay certain or reimbursements to our advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. Additionally, we have entered into certain transactions with affiliates of Cole Advisors. See Note 5 to our condensed consolidated unaudited financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

New Accounting Pronouncements

Refer to Note 7 to our condensed consolidated unaudited financial statements included in this report for further explanation of applicable new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to, and none of our properties are subject to any material pending legal proceedings.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered securities during the three months ended March 31, 2008. No shares were redeemed during the three months ended March 31, 2008.

Item 3. Defaults Upon Senior Securities

No events occurred during the three months ended March 31, 2008 that would require a response to this item.

Item 4. Submission of Matters to a Vote of Security Holders

No events occurred during the three months ended March 31, 2008 that would require a response to this item.

Item 5. Other Information

No events occurred during the three months ended March 31, 2008 that would require a response to this item.

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
Chief Executive Officer, President, and Director (Principal Executive Officer)

By:	/s/ D. Kirk McAllaster, Jr.

D. Kirk McAllaster, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date: May 15, 2008

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2008 (and are numbered in accordance with Item 601 of Regulation S-B).

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

* In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.