Form 10-Q
period 2008-06-30
Cole Credit Property Trust Inc
filed 2008-08-14
CIK 1289272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☐ No ☒

As of August 14, 2008, there were 10,090,951 shares of common stock, par value $0.01, of Cole Credit Property Trust, Inc. outstanding.

COLE CREDIT PROPERTY TRUST, INC.

PART I

FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited interim financial statements as of and for the three and six months ended June 30, 2008 have been prepared by Cole Credit Property Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements.

COLE CREDIT PROPERTY TRUST, INC.

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	June 30, 2008	December 31, 2007
ASSETS
Investment in real estate assets:
Land	$55,320,895	$55,320,895
Buildings and improvements, less accumulated depreciation of $11,745,592 and $9,903,730 at June 30, 2008 and December 31, 2007, respectively	111,760,347	113,602,209
Acquired intangible lease assets, less accumulated amortization of $6,284,008 and $5,322,109 at June 30, 2008 and December 31, 2007, respectively	22,053,601	23,015,500
Total investment in real estate assets	189,134,843	191,938,604
Cash and cash equivalents	713,141	913,356
Rents and tenant receivables, less allowance for doubtful accounts of $42,073 and $41,573 at June 30, 2008 and December 31, 2007, respectively	1,787,841	1,623,446
Prepaid expenses and other assets	5,099	65,951
Deferred financing costs, less accumulated amortization of $1,215,829 and $1,019,793 at June 30, 2008 and December 31, 2007, respectively	1,353,498	1,501,562
Total assets	$192,994,422	$196,042,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable	$117,977,000	$117,977,000
Accounts payable and accrued expenses	599,670	737,260
Acquired below market lease intangibles, less accumulated amortization of $711,838 and $609,870 at June 30, 2008 and December 31, 2007, respectively	1,527,035	1,629,003
Distributions payable	588,632	588,638
Deferred rent and other liabilities	104,116	129,814
Total liabilities	120,796,453	121,061,715
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $.01 par value; 90,000,000 shares authorized, 10,090,951 shares issued and outstanding at June 30, 2008 and December 31, 2007	100,910	100,910
Capital in excess of par value	90,423,989	90,423,989
Accumulated distributions in excess of earnings	(18,326,930)	(15,543,695)
Total stockholders’ equity	72,197,969	74,981,204
Total liabilities and stockholders’ equity	$192,994,422	$196,042,919

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Rental and other income	$3,984,695	$3,926,865	$7,969,140	$7,853,731
Tenant reimbursement income	84,596	58,675	166,488	107,972
Total revenue	4,069,291	3,985,540	8,135,628	7,961,703

Expenses:
General and administrative	177,873	136,139	300,902	221,362
Property operating expenses	123,396	81,648	240,356	166,136
Property and asset management fees	239,378	245,685	486,246	481,890
Depreciation	920,931	906,891	1,841,862	1,811,903
Amortization	450,441	444,431	900,883	888,863
Total operating expenses	1,912,019	1,814,794	3,770,249	3,570,154
Operating income	2,157,272	2,170,746	4,365,379	4,391,549

Other income (expense):
Interest income	8,975	30,175	15,314	55,291
Interest expense	(1,818,210)	(1,797,357)	(3,633,089)	(3,576,103)
Total other expense	(1,809,235)	(1,767,182)	(3,617,775)	(3,520,812)
Net income	$348,037	$403,564	$747,604	$870,737

Weighted average number of common shares outstanding:
Basic and diluted	10,090,951	10,090,951	10,090,951	10,093,025

Net income per common share:
Basic and diluted	$.03	$.04	$.07	$.09

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess in Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, December 31, 2007	10,090,951	$100,910	$90,423,989	$(15,543,695)	$74,981,204
Distributions	—	—	—	(3,530,839)	(3,530,839)
Net income	—	—	—	747,604	747,604
Balance, June 30, 2008	10,090,951	$100,910	$90,423,989	$(18,326,930)	$72,197,969

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$747,604	$870,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,841,862	1,811,903
Amortization	1,055,967	1,056,108
Changes in assets and liabilities:
Rents and tenant receivables, net of allowance	(164,395)	(44,220)
Prepaid expenses and other assets	60,852	30,576
Accounts payable and accrued expenses	(137,590)	(163,435)
Deferred rent and other liabilities	(25,698)	237,062
Net cash provided by operating activities	3,378,602	3,798,731
Cash flows from financing activities:
Common stock redemptions	—	(47,025)
Distributions to investors	(3,530,845)	(3,540,908)
Deferred financing costs paid	(47,972)	—
Net cash used in financing activities	(3,578,817)	(3,587,933)
Net (decrease) increase in cash and cash equivalents	(200,215)	210,798
Cash and cash equivalents, beginning of period	913,356	2,686,279
Cash and cash equivalents, end of period	$713,141	$2,897,077

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Dividends declared and unpaid	$588,632	$587,888
Supplemental Cash Flow Disclosures:
Interest paid	$3,455,937	$3,387,152

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

June 30, 2008

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

As of June 30, 2008, the Company owned 42 properties comprising approximately 1.0 million square feet of single-tenant, retail space located in 19 states. As of June 30, 2008, 100% of these properties were fully leased.

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

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 8 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2007, and related notes thereto included in the Company’s Annual Report on Form 10-K.

The accompanying condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Redemptions of Common Stock

The Company will determine at the beginning of each fiscal year the maximum amount of shares that it may redeem during that year. The Company may use up to 1.0% of its annual cash flow to meet these redemption needs, including cash proceeds generated from new offerings, operating cash flow not intended for dividends, borrowings, and capital transactions such as asset sales or refinancings. The shares the Company redeems under its share redemption program will be cancelled and return to the status of authorized but unissued shares. The Company does not intend to resell such shares to the public unless they are first registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and under appropriate state securities laws or otherwise sold in compliance with such laws. As of June 30, 2008, the Company had redeemed 7,300 shares at an average of $9.35 per share pursuant to its share redemption program.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

June 30, 2008

Reportable Segments

The Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company determined that it had one reportable segment, commercial properties, which consist of activities related to investing in real estate. The Company’s commercial properties generate rental revenue and other income through the leasing of the properties, which comprised 100% of the Company’s total consolidated revenues for each of the three and six months ended June 30, 2008 and 2007. Although the Company’s commercial properties are geographically diversified throughout the United States, management evaluates operating performance on an individual property level, therefore the Company’s properties have been aggregated into one reportable segment.

Investment in Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate and related intangible assets to their fair value and recognize an impairment loss. The Company has one property under an operating lease with previously identified impairment indicators. The undiscounted future operating cash flow scenarios expected from the use of the property and related intangible assets and its eventual disposition continue to exceed the carrying value of the assets as of June 30, 2008. No impairment losses were recorded for the three and six months ended June 30, 2008 and 2007.

Note 3 — Notes Payable

At June 30, 2008, the Company had 38 mortgage notes payable totaling approximately $118.0 million, in connection with real estate assets, with interest rates ranging from 4.62% to 6.68% with a weighted average interest rate of approximately 5.76% (the “Fixed Rate Debt”). The Fixed Rate Debt matures on various dates from November 2009 through September 2017. Each of the mortgage notes are secured by the respective property. The mortgage notes are generally non-recourse to the Company and Cole OP I, but both are liable for customary non-recourse carve-outs.

As of June 30, 2008, the Company had no amounts outstanding under a $1.5 million revolving line of credit. The revolving line of credit bears interest at a variable rate equal to the one-month LIBOR plus 175 basis points and matures in March 2011. The revolving line of credit is secured by one property.

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

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

June 30, 2008

If Cole Advisors provides substantial services, as determined by the Company, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors a financing coordination fee equal to 1% of the amount available under such financing; provided, however, that Cole Advisors shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors received such a fee. Financing coordination fees payable from loan proceeds from permanent financing will be paid to Cole Advisors as the Company acquires such permanent financing. However, no fees were permitted to be paid on loan proceeds from any line of credit until such time as all net offering proceeds had been invested by the Company. During the three and six months ended June 30, 2008, the Company paid Cole Advisors $0 and approximately $15,000 for finance coordination fees, respectively. During the three and six months ended June 30, 2007, the Company did not pay any amounts to Cole Advisors for finance coordination fees.

The Company pays, and expects to continue to pay, Cole Realty Advisors, Inc. (“Cole Realty”), its affiliated property manager, fees for the management and leasing of the Company’s properties. Such fees are equal to 3% of gross revenues, plus leasing commissions at prevailing market rates, not to exceed the greater of $4.50 per square foot or 7.5% of the total lease obligation. Cole Realty or its affiliates also receive acquisition and advisory fees of up to 3% of the contract purchase price of each property. During the three and six months ended June 30, 2008, the Company paid Cole Realty approximately $115,000 and approximately $237,000 for property management fees, respectively. During the three and six months ended June 30, 2007, the Company paid Cole Realty approximately $123,000 and approximately $237,000 for property management fees, respectively. During the three and six months ended June 30, 2008 and 2007, the Company did not pay any acquisition fees to Cole Realty.

The Company pays Cole Advisors an annualized asset management fee of up to 0.75% of the aggregate asset value of the Company’s assets. During each of the three-month and six-month periods ended June 30, 2008, pursuant to a waiver of part of the fee, the Company paid Cole Advisors an asset management fee of 0.25% of the aggregate asset value of the Company’s assets. The Company is not obligated to pay any additional amounts for such periods. However, Cole Advisors may elect to increase its asset management fees in future periods up to the 0.75% fee. During the three and six months ended June 30, 2008, the Company paid Cole Advisors approximately $124,000 and approximately $249,000 for asset management fees, respectively. During the three and six months ended June 30, 2007, the Company paid Cole Advisors approximately $123,000 and approximately $245,000 for asset management fees, respectively.

If Cole Advisors, or its affiliates, provides a substantial amount of services, as determined by the Company, in connection with the sale of one or more properties, the Company will pay Cole Advisors an amount equal to 3% of the contract price of each asset sold. In no event will the combined disposition fee paid to Cole Advisors, its affiliates and unaffiliated third parties exceed the reasonable, customary and competitive amount for such services. In addition, after investors have received a return of their net capital contributions and a 7.5% annual cumulative, non-compounded return, then Cole Advisors is entitled to receive 20% of the remaining net sale proceeds. During the three and six months ended June 30, 2008 and 2007, the Company did not pay any fees or amounts to Cole Advisors relating to the sale of properties.

In the event the Company’s common stock is listed in the future on a national securities exchange, a subordinated incentive listing fee equal to 20% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 7.5% annual cumulative, non-compounded return to investors will be paid to Cole Advisors.

The Company may reimburse Cole Advisors for expenses it incurs in connection with its provision of administrative services, including related personnel costs. The Company does not reimburse for personnel costs in connection with services for which Cole Advisors receives acquisition fees or disposition fees. During the three and six months ended June 30, 2008 and 2007, the Company did not reimburse Cole Advisors for any such costs.

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

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

June 30, 2008

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

In April 2008, the FASB issued Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that entities should consider in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under Statement 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has not determined what impact, if any, the adoption of FSP FAS 142-3 will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (“GAAP”). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect the application of SFAS No. 162 to result in a change to the Company’s current practices.

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

Forward-looking statements that were true at the time they were made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s views only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows.

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

Overview

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental income accounted for approximately 98% of total revenue during the three and six months ended June 30, 2008. As approximately 100% of our properties are under lease, with an average remaining lease term of approximately 11.5 years, we believe our exposure to short-term changes in commercial rental rates on our portfolio is substantially mitigated. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

As of June 30, 2008, the debt leverage ratio of our portfolio, which is the ratio of mortgage notes payable to total gross real estate assets, of our portfolio was approximately 57%. All of our outstanding debt is subject to fixed interest rates, ranging from 4.62% to 6.68%, with a weighted average interest rate of approximately 5.76% and a weighted average remaining term of approximately 4.8 years. As we have no outstanding variable rate debt, our exposure to short-term changes in interest rates is limited. Additionally, as we have fully invested the proceeds from our private placement of common stock in commercial real estate and we do not expect to dispose of any of the properties in the near future, our results of operations are not exposed to short-term changes in real estate prices, nor are we exposed to short-term changes in interest rates on future acquisitions. Should we sell any of our properties and choose to reinvest the sales proceeds in commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions by entering into purchase agreements and loan commitments simultaneously so that our operating yield is generally determinable at the time we purchase the property, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions.

The current mortgage lending and interest rate environment for real estate in general is uncertain. We currently have no plans for future property acquisitions. If we were to acquire additional investment properties in the future we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions.

Results of Operations

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Revenue. Revenue increased approximately $84,000, or approximately 2%, to approximately $4.1 million for the three months ended June 30, 2008, compared to approximately $4.0 million for the three months ended June 30, 2007. The increase was primarily due to the purchase of one additional investment property on August 9, 2007 for which rental income was earned during the three months ended June 30, 2008 and an increase in tenant reimbursement income due to an increase in reimbursable property taxes. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for approximately 98% and approximately 99% of total revenue during the three months ended June 30, 2008 and 2007, respectively.

General and Administrative Expenses. General and administrative expenses increased approximately $42,000, or approximately 31%, to approximately $178,000 for the three months ended June 30, 2008, compared to approximately $136,000 for the three months ended June 30, 2007. The increase was primarily due to higher transfer agent fees during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. The transfer agent fee increase was primarily due to utilizing an unrelated third party registrar and transfer agent during the three months ended June 30, 2008. No transfer agent was utilized during the three months ended June 30, 2007. The primary general and administrative expense items are legal and accounting fees, transfer agent fees, organizational costs, state franchise and income taxes and other licenses and fees.

Property Operating Expenses. Property operating expenses increased approximately $41,000, or approximately 51%, to approximately $123,000 for the three months ended June 30, 2008, compared to approximately $82,000 during the three months ended June 30, 2007. The increase was primarily due to an increase in property tax expense, driven by the purchase of one additional investment property on August 9, 2007 and increases in certain other properties. The primary property operating expense items are repairs and maintenance, property taxes, and insurance.

Property and Asset Management Fees. Property and asset management fees remained relatively constant, decreasing by approximately $7,000, or approximately 3%, to approximately $239,000 for the three months ended June 30, 2008, compared to approximately $246,000 during the three months ended June 30, 2007.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased approximately $20,000, or approximately 1%, to approximately $1.4 million for the three months ended June 30, 2008, compared to approximately $1.4 million during the three months ended June 30, 2007. The increase is primarily due to the ownership of 42 properties during the three months ended June 30, 2008, compared to the ownership of 41 properties during the three months ended June 30, 2007.

Interest Income. Interest income decreased approximately $21,000, or approximately 70%, to approximately $9,000 for the three months ended June 30, 2008, compared to approximately $30,000 during the three months ended June 30, 2007. The decrease was primarily due to lower amounts of uninvested cash during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, due to the purchase of one additional investment property on August 9, 2007.

Interest Expense. Interest expense increased approximately $21,000, or approximately 1%, to approximately $1.8 million for the three months ended June 30, 2008, compared to approximately $1.8 million during the three months ended June 30, 2007. The increase was primarily due to one additional outstanding mortgage note of approximately $1.7 million added relating to the additional investment property purchased on August 9, 2007.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Revenue. Revenue increased approximately $174,000, or approximately 2%, to approximately $8.1 million for the six months ended June 30, 2008, compared to approximately $8.0 million for the six months ended June 30, 2007. The increase was primarily due to the purchase of one additional investment property on August 9, 2007 for which rental income was earned during the six months ended June 30, 2008 and an increase in tenant reimbursement income due to an increase in reimbursable property taxes. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for approximately 98% and approximately 99% of total revenue during the six months ended June 30, 2008 and 2007, respectively.

General and Administrative Expenses. General and administrative expenses increased approximately $80,000, or approximately 36%, to approximately $301,000 for the six months ended June 30, 2008, compared to approximately $221,000 for the six months ended June 30, 2007. The increase was primarily due to higher transfer agent fees during the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. The transfer agent fee increase was primarily due to utilizing an unrelated third party registrar and transfer agent during the six months ended June 30, 2008. No transfer agent was utilized during the six months ended June 30, 2007. The primary general and administrative expense items are legal and accounting fees, transfer agent fees, organizational costs, state franchise and income taxes and other licenses and fees.

Property Operating Expenses. Property operating expenses increased approximately $74,000, or approximately 45%, to approximately $240,000 for the six months ended June 30, 2008, compared to approximately $166,000 during the six months ended June 30, 2007. The increase was primarily due to an increase in property tax expense, driven by the purchase of one additional investment property on August 9, 2007 and increases in certain other properties. The primary property operating expense items are repairs and maintenance, property taxes, and insurance.

Property and Asset Management Fees. Property and asset management fees increased approximately $4,000, or approximately 1%, to approximately $486,000 for the six months ended June 30, 2008, compared to approximately $482,000 during the six months ended June 30, 2007. The increase is primarily due to the ownership of 42 properties during the six months ended June 30, 2008, compared to the ownership of 41 properties during the six months ended June 30, 2007.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased approximately $42,000, or approximately 2%, to approximately $2.7 million for the six months ended June 30, 2008, compared to approximately $2.7 million during the six months ended June 30, 2007. The increase is primarily due to the ownership of 42 properties during the six months ended June 30, 2008, compared to the ownership of 41 properties during the six months ended June 30, 2007.

Interest Income. Interest income decreased approximately $40,000, or approximately 72%, to approximately $15,000 for the six months ended June 30, 2008, compared to approximately $55,000 during the six months ended June 30, 2007. The decrease was primarily due to lower amounts of uninvested cash during the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, due to the purchase of one additional investment property on August 9, 2007.

Interest Expense. Interest expense increased approximately $57,000, or approximately 2%, to approximately $3.6 million for the six months ended June 30, 2008, compared to approximately $3.6 million during the six months ended June 30, 2007. The increase was primarily due to one additional outstanding mortgage note of approximately $1.7 million added relating to the additional investment property purchased on August 9, 2007.

Funds From Operations

We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of a REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that accounting for real estate assets in accordance with generally accepted accounting principles in the United States (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trust’s (“NAREIT”) definition or may interpret the current NAREIT definition differently than we do.

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

Our calculation of FFO is presented in the following table for the periods ended as indicated:

	Three Months Ended June 30		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$348,037	$403,564	$747,604	$870,737
Add:
Depreciation of real estate assets	920,931	906,891	1,841,862	1,811,903
Amortization of lease related costs	450,441	444,431	900,883	888,863
FFO	$1,719,409	$1,754,886	$3,490,349	$3,571,503

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•

In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of approximately $175,000 and approximately $351,000 during the three and six months ended June 30, 2008, respectively and approximately $114,000 and approximately $230,000 during the three and six months ended June 20, 2007, respectively.

•

Amortization of deferred financing costs totaled approximately $100,000 and approximately $196,000 during the three and six months ended June 30, 2008, respectively and approximately $104,000 and approximately $208,000 during the three and six months ended June 30, 2007, respectively.

Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through net cash provided by property operations. We currently do not have any outstanding variable rate debt. Therefore, we are not subject to direct risk relating to rising interest rates. As of June 30, 2008, approximately $1.5 million was available under the revolving line of credit.

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

We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary. To the extent that cash flows from operations are lower then our current expectations due to lower returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash resulting from debt financing will be used to fund certain capital expenditures, repayments of outstanding debt, possible replacement properties, or distributions to our stockholders. We did not have any material commitments for capital expenditures as of June 30, 2008.

As of June 30, 2008, we had cash and cash equivalents of approximately $713,000, which we expect to be used primarily to pay operating expenses and stockholder distributions.

As of June 30, 2008, we had approximately $118.0 million of debt outstanding, all of which was pursuant to fixed rate term mortgage loans, with a weighted average interest rate of approximately 5.76%. Additionally, the debt leverage ratio, which is the ratio of mortgage notes payable to total gross real estate assets, was approximately 57%, with a weighted average remaining term to maturity of approximately 4.8 years.

Our contractual obligations as of June 30, 2008, are as follows:

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Principal payments – fixed rate debt	$117,977,000	$-	$58,443,500	$-	$59,533,500
Interest payments – fixed rate debt	34,524,596	6,798,565	14,282,599	7,213,945	6,229,487
Total	$152,501,596	$6,798,565	$72,726,099	$7,213,945	$65,762,987

Cash Flow Analysis

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Operating Activities. Net cash provided by operating activities decreased approximately $420,000, or approximately 11%, to approximately $3.4 million for the six months ended June 30, 2008, compared to approximately $3.8 million for the six months ended June 30, 2007. The decrease was primarily due to a decrease in net income, deferred rents received and other liabilities, and an increase in tenant receivables.

Financing Activities. Net cash used in financing activities was unchanged at approximately $3.6 million for the six months ended June 30, 2008 and 2007.

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

Inflation

We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that protect us from, and mitigate the risk of, the impact of inflation. Many of our tenant leases include rent steps and clauses enabling us to receive payment of additional rent calculated as a percentage of the tenants’ gross sales above pre-determined thresholds. In addition, most of our leases require the tenant to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property. However, due to the long-term nature of the leases, the leases may not reset frequently enough to fully cover inflation.

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:

•	Investment in and Valuation of Real Estate Assets;
•	Allocation of Purchase Price of Acquired Assets;
•	Revenue Recognition; and
•	Income Taxes.

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

Related-Party Transactions and Agreements

We have entered into agreements with Cole Advisors and its affiliates, whereby we pay or have paid certain fees or reimbursements to our advisor or its affiliates such as acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. See Note 5 to our condensed consolidated unaudited financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

New Accounting Pronouncements

Refer to Note 7 to our condensed consolidated unaudited financial statements included in this report for further explanation of applicable new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as

appropriate to allow timely decisions regarding required disclosures.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered securities during the three months ended June 30, 2008. No shares were redeemed during the three months ended June 30, 2008.

Item 3. Defaults Upon Senior Securities

No events occurred during the three months ended June 30, 2008 that would require a response to this item.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2008 Annual Meeting of Stockholders on May 29, 2008. All nominees standing for election as directors were elected.

The voting results for each of the three persons nominated were as follows:

Nominee	Votes For	Votes Withheld	Abstentions
Christopher H. Cole	5,452,178	86,000	N/A
D. Kirk McAllaster, Jr.	5,462,178	76,000	N/A
John M. Pons	5,452,178	86,000	N/A

There are no other members of the Company’s Board of Directors.

Item 5. Other Information

No events occurred during the three months ended June 30, 2008 that would require a response to this item.

Item 6. Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are filed herewith, or incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Credit Property Trust, Inc. (Registrant)

By:	/s/ Christopher H. Cole

Christopher H. Cole
Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ D. Kirk McAllaster, Jr.

D. Kirk McAllaster, Jr.
Executive Vice President, and Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date: August 14, 2008

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended June 30, 2008 (and are numbered in accordance with Item 601 of Regulation S-B).

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