Form 10-K
period 2008-12-31
Cole Credit Property Trust Inc
filed 2009-03-31
CIK 1289272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Echange Act.  Yes ☐   No ☒

     The aggregate market value of the voting stock held by non-affiliates as of June 30, 2008: approximately $100.9 million assuming a market value of $10.00 per share based on our most recent valuation.  No established market exists for the Company's common stock.

     The number of shares of common stock outstanding as of March 27, 2009 was 10,090,951.

Documents Incorporated by Reference:

     The Registrant incorporates by reference portions of the Cole Credit Property Trust, Inc. Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this Annual Report on Form 10-K. We undertake no obligations to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

PART I

ITEM 1.	BUSINESS

Formation

Cole Credit Property Trust, Inc. (the “Company,” “we,” “our,” or “us”) is a Maryland corporation formed on March 29, 2004, that elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”). We were organized to acquire and operate commercial real estate primarily consisting of high quality, freestanding, single-tenant, retail properties net leased to investment grade and other creditworthy tenants located throughout the United States. As of December 31, 2008, we owned 42 properties located in 19 states, comprising approximately 1.0 million rentable square feet. At December 31, 2008, these properties were 100% leased.

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

On April 26, 2004, we commenced a private placement of shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts (the “Offering”). We completed the Offering on September 16, 2005, after having raised aggregate gross proceeds of $100,331,320 through the sale of an aggregate of 10,097,251 shares of our common stock. As of March 27, 2009, 10,090,951 shares of our common stock were issued and outstanding and held by 1,466 stockholders of record.

We issued our common stock in the Offering in reliance upon exemptions from the registration requirements of the Securities Act and state securities laws. As a result, our stockholders may not transfer their shares of common stock except pursuant to an effective registration statement or pursuant to an exemption from registration. Our common stock is not currently listed on a securities exchange and there currently is no market for our common stock. We do not intend to list our shares at this time. We do not anticipate that there will be any market for our common stock until our shares are listed. However, once a stockholder has held our shares for at least one year, he or she may be able to have the shares repurchased by us pursuant to our share redemption program.

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

We believe that our focus on the acquisition of net leased, freestanding, single-tenant, income-generating retail properties located throughout the United States presents lower investment risks and greater stability than other sectors of today’s commercial real estate market. Unlike funds that invest in a limited number of large investments in large, multi-tenant properties, our portfolio is diversified into a larger number of assets, with the result that lower than expected results of operations from one or a few investments will not preclude our ability to realize our investment objectives of cash flow, preservation of capital and capital appreciation from our overall portfolio. Our management believes that freestanding retail properties, as opposed to investments in shopping centers, malls or other large retail complexes as a whole, offer a distinct investment advantage since these properties generally offer superior locations that are less dependent on the financial stability of adjoining tenants. In addition, since we acquired properties that are geographically diverse, we may reduce the potential adverse impact of economic downturns in local markets.

We apply credit underwriting criteria to the tenants of existing properties and when re-leasing properties in our portfolio. Tenants of our properties typically are large national or super-regional retail chains that have significant net worth and operating income. Generally these tenants and/or the lease guarantors are experienced multi-unit operators with a history of success as measured by profitable unit-level store performance and positive cash from operations. We attempt to manage our real estate portfolio by evaluating changes or trends in the industries in which our tenants operate, the creditworthiness of our tenants, and changes or trends in the area demographics surrounding our properties for evidence that our properties will continue to meet our investment objectives of cash flow, preservation of capital and capital appreciation. We monitor such factors as tenant credit ratings, financial condition and results of our tenants, and overall real estate market conditions. If it were to be advantageous for us to dispose of any of our properties based on changes in the factors noted above we would do so if we believe it would be in the best interest of our stockholders. See “Item 1. Business – Disposition Policies” below.

Our tenants include investment grade tenants, non-investment grade tenants and non-rated tenants. Our policy does not limit the percentage of our assets that may consist of properties rented to non-investment grade and non-rated tenants. A tenant is considered “investment grade” when the tenant has a debt rating by Moody’s Investor Services of Baa3 or better or a credit rating by Standard & Poor’s of BBB- or better, or its payments are guaranteed by a company with such a debt rating. A tenant is considered “non-investment” grade when the tenant has a debt rating by either Moody’s or Standard & Poor’s that is below investment grade. A tenant is considered “non-rated” if it has not been rated by a credit rating agency. As of December 31, 2008, approximately 29% of all scheduled lease payments were projected to be derived from tenants that maintain an investment grade credit rating, while approximately 24% and 47% of scheduled lease payments are projected to be derived from non-investment grade tenants and non-rated tenants, respectively. Changes in tenant credit ratings, coupled with future acquisition and disposition activity, may increase or decrease our concentration of investment grade tenants in the future.

Generally, our non-investment grade tenants have significant net worth and operating income and financial profiles that our advisor believes meet our investment objectives of cash flow, preservation of capital and capital appreciation. In evaluating the credit worthiness of a tenant or prospective tenant, our advisor does not use specific quantifiable standards, but does consider many factors, including the proposed terms of the acquisition. The factors that our advisor considers include the financial condition of the tenant and/or guarantor, credit agency reports (if any), Dun and Bradstreet reports, the operating history of the property with such tenant, the trade area demographics surrounding the property, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and the lease length and terms at the time of the acquisition.

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

In addition to procuring and reviewing an independent valuation estimate and property condition report, our advisor also considers the following, when available:

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

Our advisor considers properties leased and/or guaranteed by companies that maintain an investment grade rating by either Standard & Poor’s or Moody’s Investor Services. Our advisor also considers non-rated and non-investment grade rated tenants that it believes have significant net worth and operating income.

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

Ownership Structure

Our investment in real estate generally takes the form of holding fee title or a long-term leasehold estate. We acquire such interests either directly through our operating partnership or indirectly through limited liability companies and limited partnerships that are wholly-owned by our operating partnership. In addition, in certain cases we purchased properties and leased them back to the sellers of such properties and we may engage in these types of sale-leaseback transactions in the future. While we use our best efforts to structure any such sale-leaseback transaction such that the lease is characterized as a “true lease” so that we will be treated as the owner of the property for federal income tax purposes, the Internal Revenue Service could challenge such characterization. In the event that any such sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed.

Borrowing Policies

We believe that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. The number of different properties that we acquired has been affected by the amount of funds available to us. Accordingly, utilizing borrowings enabled us to increase the number of our acquisitions and our diversification. There is no limitation on the amount we can borrow for the purchase of any property or other investment. However, we intend to limit our borrowings so that we generally will not borrow in the aggregate in excess of 60% of the value of our real estate related assets. As of December 31, 2008, we had approximately $118.0 million in aggregate principle amount of borrowings outstanding, which represented approximately 57% of the aggregate value of our real estate related assets (based on the purchase price of the assets). We had no amounts outstanding under a $1.5 million revolving line of credit. See “Item 2. Properties – Mortgage Information” below for additional information on our debt.

Disposition Policies

We intend to hold each property we acquire for an extended period of time, generally six to eight years from the time of acquisition. However, circumstances might arise that could result in the early sale of some properties. We may sell a property before the end of the expected holding period if we believe the sale of the property would be in the best interests of our company and our stockholders. As of December 31, 2008, we had not sold any properties.

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

Interests in Other Real Estate Programs

An affiliate of our directors and our advisor acts as an advisor to, and two of our officers and directors act as officers and directors of, Cole Credit Property Trust II, Inc. and Cole Credit Property Trust III, Inc., each of which acquires assets and has investment objectives similar to ours. Affiliates of our directors and officers and entities owned or managed by such affiliates also may acquire or develop real estate for their own accounts, and have done so in the past. Furthermore, affiliates of our directors and officers and entities owned or managed by such affiliates intend to form additional real estate investment entities in the future, whether public or private, which can be expected to have the same or similar investment objectives and policies as we do and which may be involved in the same geographic area. Our advisor, its affiliates and affiliates of our directors and officers are not obligated to present to us any particular investment opportunity that comes to their attention, even if such opportunity is of a character that might be suitable for investment by us. Our advisor and its affiliates, as well as our officers and directors, likely will experience conflicts of interest as they simultaneously perform services for us and other affiliated real estate programs. Any affiliated entity, whether or not currently existing, could compete with us in the sale or operation of the properties. We will seek to achieve any operating efficiency or similar savings that may result from affiliated management of competitive properties. However, to the extent that affiliates own or acquire property that is adjacent, or in close proximity, to a property we own, our property may compete with the affiliate’s property for tenants or purchasers.

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

Each of our directors and executive officers, including Christopher H. Cole, who also serves as the chairman of our board of directors, also serves as an officer of our advisor, our property manager, and other affiliated entities. As a result, these individuals owe duties to these other entities that may conflict with the duties that they owe to us and our stockholders.

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

Affiliated Property Manager

Our properties are, and we anticipate that properties we acquire in the future, if any, will be managed and leased by our affiliated property manager, Cole Realty Advisors, Inc. (“Cole Realty”), pursuant to a property management and leasing agreement. Cole Realty also serves as property manager for properties owned by Cole affiliated real estate programs, some of which may be in competition with our properties. Management fees to be paid to our property manager are based on a percentage of the rental income received by the managed properties.

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

We may reimburse Cole Advisors and its affiliates for expenses incurred in connection with its provision of administrative services to us, including personnel costs, subject to certain limitations. During the years ended December 31, 2008 and 2007, no amounts were reimbursed to Cole Advisors and its affiliates for such services.

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

Some leases require that we procure the insurance for both commercial general liability and property damage insurance; however, the premiums are generally reimbursable from the tenant. In the event we procure such insurance, the policy lists us as the named insured on the policy and the tenant as the additional insured.

Tenants are required to provide proof of insurance by furnishing a certificate of insurance to our advisor on an annual basis. The insurance certificates are tracked and reviewed for compliance by our property manager.

Competition

While we currently do not intend to acquire additional properties, in the event that we do so, we would be in competition with other potential buyers for the same properties, and may have to pay more to purchase the property then we would if there were no other potential acquirers or will have to locate another property that meets our investment criteria. Although our properties currently are 100% leased and we have acquired, and may continue to acquire in the future, properties subject to existing leases, the leasing of real estate is highly competitive in the current market, and we may experience competition for tenants from owners and managers of competing projects. If any of our existing leases were to be terminated prior to expiration of the lease term we would need to find a replacement tenant, which may be more challenging in the current economic environment. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

Concentration of Credit Risk

At December 31, 2008, we had cash on deposit in two financial institutions, which were approximately $336,000 and $34,000 in excess of federally insured levels, respectively; however, we have not experienced any losses in such accounts. We limit investment of cash investments to financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on cash.

As of December 31, 2008, three tenants in the drugstore industry, one tenant in the auto sales industry and one tenant in the home improvement industry accounted for approximately 36%, 10%, and 10%, respectively, of our 2008 gross annualized base rental revenues. Additionally we have certain geographic concentration in our property holdings. In particular, as of December 31, 2008, eight of our properties were located in Texas and five of our properties were located in Kansas, accounting for approximately 24% and 17%, respectively, of our 2008 gross annualized base rental revenues.

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

Available Information

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC. We have also filed a registration statement on Form 10-SB, as amended. Copies of our filings with the SEC may be obtained from the SEC’s website, at http://www.sec.gov. Access to these filings is free of charge.

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

Overview

As of December 31, 2008, we owned 42 freestanding, single-tenant, commercial properties with an aggregate purchase price of approximately $198.5 million, exclusive of closing costs. We do not anticipate acquiring any additional properties, unless we were to dispose of any of our properties in the ordinary course of business, in which case we may reinvest the sales proceeds in additional properties. We currently have no plans to dispose of any of our properties.

We have included a description of the types of real estate in which we may invest, and our investment policies and limitations on investment and the competitive conditions in which we operate under “Item 1. Business” above. We believe our properties are suitable for their intended use and are adequately insured. We have no plans for renovation or improvement of such properties.

As of December 31, 2008, through separate wholly-owned subsidiaries of our operating partnership, we owned a 100% fee simple interest in the following properties, each of which is 100% leased to single tenants with an average remaining lease term of approximately 11 years:

Property	Acquisition Date	Location	Square Feet	Purchase Price (in thousands)	2008 Annualized Gross Base Rent (in thousands)	2008 Rent Per Square Foot	Percentage of Total 2008 Annualized Gross Base Rent
Wawa convenience store	July 2004	Vineland, NJ	5,603	$4,499	$361	$64.48	2.28%
Wawa convenience store	July 2004	Newark, DE	5,600	4,496	400	71.34	2.53%
Wawa convenience store	July 2004	Clifton Heights, PA	4,694	3,769	361	76.96	2.28%
Walgreens drugstore	August 2004	Houston, TX	12,851	2,195	178	13.84	1.12%
Walgreens drugstore	September 2004	Lawrence, KS	12,885	2,721	218	16.90	1.38%
Rite Aid drugstore	October 2004	Memphis, TN	11,064	3,400	330	29.80	2.08%
Rite Aid drugstore	October 2004	Warren, OH	11,267	3,255	300	26.64	1.90%
CarMax auto dealership	November 2004	Merriam, KS	55,466	18,350	1,630	29.39	10.31%
Walgreens drugstore	November 2004	Cahokia, IL	13,422	2,374	193	14.37	1.22%
Walgreens drugstore	November 2004	Cleveland, OH	13,500	2,225	179	13.23	1.13%
Lowe's home improvement	December 2004	Texas City, TX	130,497	11,000	863	6.61	5.45%
Lowe's home improvement	January 2005	Jonesboro, AR	126,405	10,400	755	5.97	4.77%
CVS drugstore	March 2005	Whiteville, NC	10,055	2,670	186	18.51	1.18%
Rite Aid drugstore	April 2005	Bangor, ME	13,100	4,250	355	27.08	2.24%
Tractor Supply specialty	April 2005	Woodstock, VA	22,670	3,015	232	10.25	1.47%
Sherwin Williams specialty	May 2005	Angola, IN	5,010	1,092	86	17.19	0.54%
Sherwin Williams specialty	May 2005	Ashtabula, OH	5,400	759	60	11.14	0.38%
Sherwin Williams specialty	May 2005	Boardman, OH	6,000	915	72	12.07	0.46%
Apria Healthcare medical	May 2005	Indianapolis, IN	82,750	7,100	548	6.62	3.46%
Gander Mountain sporting goods	May 2005	Houston, TX	88,492	12,886	1,147	12.97	7.26%
CVS drugstore	June 2005	Lago Vista, TX	13,813	4,848	378	27.38	2.39%
CVS drugstore	June 2005	Duncanville, TX	10,908	3,287	240	22.02	1.52%
CVS drugstore	June 2005	Independence, MO	10,908	3,878	283	25.94	1.79%
Rite Aid drugstore	June 2005	Murfreesboro, TN	11,200	3,538	275	24.52	1.74%
CineMagic movie theatre	June 2005	Rochester, MN	45,455	7,400	643	14.14	4.06%
Rite Aid drugstore	June 2005	Spartanburg, SC	13,824	5,240	393	28.43	2.48%
Rite Aid drugstore	June 2005	Wheelersburg, OH	10,650	2,123	179	16.80	1.13%
Rite Aid drugstore	June 2005	Philadelphia, PA	11,361	4,140	315	27.77	1.99%
Rite Aid drugstore	July 2005	Hayes, VA	13,813	4,266	320	23.16	2.02%
Rite Aid drugstore	July 2005	Travelers Rest, SC	13,813	4,826	362	26.21	2.29%
Tractor Supply specialty	July 2005	Paducah, KY	21,688	2,159	173	8.00	1.10%
Rite Aid drugstore	July 2005	St. Marys, OH	14,564	3,050	248	17.01	1.57%
Walgreens drugstore	August 2005	Hutchinson, KS	14,395	5,326	346	24.05	2.19%
Walgreens drugstore	August 2005	Newton, KS	14,444	4,447	289	20.01	1.83%
Tractor Supply specialty	August 2005	Glasgow, KY	21,688	2,524	202	9.33	1.28%
Best Buy electronics	August 2005	Tupelo, MS	20,000	4,164	298	14.89	1.88%
Conns appliance retailer	August 2005	Austin, TX	24,960	4,800	379	15.20	2.40%
Conns appliance retailer	August 2005	Pecan Park, TX	24,960	4,675	368	14.73	2.32%
Conns appliance retailer	August 2005	Hurst, TX	25,230	2,625	207	8.20	1.31%
Vanguard car rental	September 2005	College Park, GA	23,360	14,375	1,031	44.12	6.52%
Rite Aid drugstore	September 2005	Buxton, ME	11,180	2,402	204	18.26	1.29%
Tractor Supply specialty	August 2007	Topeka, KS	24,727	3,050	229	9.24	1.46%
			1,033,672	$198,514	$15,816		100%

Mortgage Information

At December 31, 2008, we had a total of approximately $118.0 million of fixed rate debt outstanding. Each of our properties was encumbered by a mortgage note obligation, including one property with a line of credit described below. The fixed rate mortgage notes require monthly interest-only payments with the principal balance due on various dates from November 2009 through September 2017. The weighted average interest rate relating to the fixed rate mortgage notes at each of December 31, 2008 and 2007 was approximately 5.76%. Each of the mortgage notes are secured by the respective property. The mortgage notes are generally non-recourse to the Company and Cole OP I, but both are liable for customary non-recourse carve-outs.

At December 31, 2008, the Company had no amounts outstanding under a $1.5 million revolving line of credit. The revolving line of credit bears interest at a variable rate equal to the one-month LIBOR plus 175 basis points and matures in March 2011. The revolving line of credit is secured by one property.

Generally, the mortgage notes may not be prepaid, in whole or in part, except under the following circumstances: (i) full prepayment may be made on any of the three monthly payment dates occurring immediately prior to the maturity date, and (ii) partial prepayments resulting from the application of insurance or condemnation proceeds to reduce the outstanding principal balance of the mortgage notes. Notwithstanding the prepayment limitations, we may sell the properties to a buyer that assumes the respective mortgage loan. The transfer would be subject to the conditions set forth in the individual property’s mortgage note document, including without limitation, the lender’s approval of the proposed buyer and the payment of the lender’s fees, costs and expenses associated with the sale of the property and the assumption of the loan.

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

Property Statistics

The following table shows the geographic diversification of our portfolio as of December 31, 2008:

Location	Total Number of Properties	Rentable Square Feet	2008 Annualized Gross Base Rent (in thousands)	Percentage of Total 2008 Annualized Gross Base Rent
Texas	8	331,711	$3,760	24%
Kansas	5	121,917	2,712	17%
Ohio	6	61,381	1,038	7%
Georgia	1	23,360	1,031	7%
South Carolina	2	27,637	755	5%
Arkansas	1	126,405	755	5%
Pennsylvania	2	16,055	676	4%
Minnesota	1	45,455	643	4%
Indiana	2	87,760	634	4%
Tennessee	2	22,264	604	4%
Maine	2	24,280	559	3%
Virginia	2	36,483	552	3%
Delaware	1	5,600	400	3%
Kentucky	2	43,376	376	2%
New Jersey	1	5,603	361	2%
Mississippi	1	20,000	298	2%
Missouri	1	10,908	283	2%
Illinois	1	13,422	193	1%
North Carolina	1	10,055	186	1%
	42	1,033,672	$15,816	100%

The following table shows the tenant industry diversification of our portfolio as of December 31, 2008:

Industry	Total Number of Leases	Rentable Square Feet	2008 Annualized Gross Base Rent (in thousands)	Percentage of Total 2008 Annualized Gross Base Rent
Drugstore	21	263,017	$5,771	36%
Auto sales	1	55,466	1,630	10%
Home improvement	2	256,902	1,618	10%
Sporting goods	1	88,492	1,147	7%
Convenience store	3	15,897	1,122	7%
Specialty retail	7	107,183	1,054	7%
Car rental	1	23,360	1,031	7%
Appliance store	3	75,150	954	6%
Theatre	1	45,455	643	4%
Healthcare	1	82,750	548	4%
Electronics	1	20,000	298	2%
	42	1,033,672	$15,816	100%

The following table shows the tenant diversification of our portfolio as of December 31, 2008:

Tenant	Total Number of Leases	Rentable Square Feet	2008 Annualized Gross Base Rent (in thousands)	Percentage of Total 2008 Annualized Gross Base Rent
Rite Aid drugstore	11	135,836	$3,281	22%
CarMax auto dealership	1	55,466	1,630	10%
Lowe’s home improvement	2	256,902	1,618	10%
Walgreens drugstore	6	81,497	1,403	9%
Gander Mountain sporting goods	1	88,492	1,147	7%
Wawa convenience store	3	15,897	1,122	7%
CVS drugstore	4	45,684	1,087	7%
Vanguard car rental	1	23,360	1,031	7%
Conns appliance retailer	3	75,150	954	6%
Tractor Supply specialty retailer	4	90,773	836	5%
CineMagic movie theater	1	45,455	643	4%
Apria medical	1	82,750	548	3%
Best Buy electronics retailer	1	20,000	298	2%
Sherwin Williams specialty retailer	3	16,410	218	1%
	42	1,033,672	$15,816	100%

The following table shows lease expirations of our portfolio as of December 31, 2008, during each of the next ten years and thereafter, assuming no exercise of renewal options or termination rights:

Year of Lease Expiration	Total Number of Leases	Rentable Square Feet Expiring	2008 Annualized Gross Base Rent (in thousands)	Percentage of Total 2008 Annualized Gross Base Rent
2009 – 2012	0	–	$–	0%
2013	1	12,885	218	1%
2014	6	177,578	1,437	9%
2015	3	218,257	1,497	9%
2016	1	20,000	298	2%
2017	2	49,920	747	5%
2018	3	34,930	738	5%
Thereafter	26	520,102	10,881	69%
	42	1,033,672	$15,816	100%

Leases

Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our leases. Generally, the leases of our properties provide for initial terms of ten to 20 years. As of December 31, 2008, the average remaining lease term was approximately 11 years. The properties are generally leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. The leases of our properties provide for annual base rental payments (payable in monthly installments) ranging from approximately $60,000 to approximately $1.6 million, with an average of approximately $377,000. Certain leases provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume.

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

We did not submit any matters to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On April 26, 2004, we commenced the Offering. We completed the Offering on September 16, 2005, which raised aggregate gross proceeds of $100,331,320 through the sale of an aggregate of 10,097,251 shares of our common stock. As of March 27, 2009, 10,090,951 shares of our common stock were issued and outstanding, and were held by 1,466 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our registrar and transfer agent.

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Pursuant to the Offering, we sold shares of our common stock to our stockholders generally at a price of $10.00 per share. Additionally, we provided discounts in our Offering for certain categories of purchasers, including discounts based on the volume of purchases by single purchasers and certain of their affiliates. Under our charter, certain restrictions are imposed on the ownership and transfer of shares. The shares, which are “restricted securities” as defined in Rule 144 promulgated by the Securities and Exchange Commission under the Securities Act, must be held indefinitely unless they are subsequently registered under the Securities Act and any applicable state securities laws or unless, upon the advice of counsel satisfactory to us, the shares are sold in a transaction that is exempt from the registration requirements of such laws. Currently, shares of our common stock may be eligible for sale under Rule 144.

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

Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for our shares will develop. To assist fiduciaries of plans subject to the annual reporting requirements of ERISA and IRA trustees or custodians to prepare reports relating to an investment in our shares, we intend to provide reports of our quarterly and annual determinations of the current value of our net assets per outstanding share to those fiduciaries (including IRA trustees and custodians) who identify themselves to us and request the reports. Until 18 months after the Offering and, if we subsequently offer our shares in another offering, until 18 months after any subsequent offering of our shares, we intend to use the offering price of shares in our most recent offering as the per share net asset value. Beginning 18 months after the last offering of our shares, the value of our properties and other assets for plan purposes will be based on valuations of our properties or of our enterprise as a whole as our board determines appropriate. Such valuations have been performed by our advisor.

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

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. The limited partners of our operating partnership have the right to cause their limited partnership units to be redeemed by the operating partnership or purchased by us for cash. In either event, the cash amount to be paid will be equal to the cash value of the number of our shares of common stock that would be issuable if the limited partnership units were exchanged for our shares of common stock on a one-for-one basis. Alternatively, we may elect to purchase the limited partnership units by issuing one share of our common stock for each limited partnership unit exchanged. These exchange rights may not be exercised, however, if and to the extent that the delivery of shares upon exercise would (1) result in any person owning shares in excess of our ownership limits, (2) result in shares being owned by fewer than 100 persons, (3) cause us to be “closely held” within the meaning of Section 856(h) of the Internal Revenue Code, (4) cause us to own 10.0% or more of the ownership interests in a tenant within the meaning of Section 856(d)(2)(B) of the Internal Revenue Code, or (5) cause the acquisition of shares by a redeemed limited partner to be “integrated” with any other distribution of our shares for purposes of complying with the Securities Act. As of March 27, 2009, an aggregate of nine limited partnership units in our operating partnership were issued and outstanding, all of which are held by our advisor. We are the sole general partner of the operating partnership and, as of March 27, 2009, we owned an approximately 99.99% equity percentage interest in the operating partnership. Our advisor is the only limited partner and the owner of the other approximately 0.01% equity percentage interest in the operating partnership.

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

We determine at the beginning of each fiscal year the maximum amount of shares that we may redeem during that year. For the year ending December 31, 2008, we did not redeem any shares. On December 15, 2008, our board determined that no amounts were to be made available for redemption through the end of the first quarter in 2009. The board reserved the right to reject any requests for redemption and to amend the terms of the redemption plan. During the year ended December 31, 2007, we redeemed 1,300 shares at $9.25 per share and 3,500 shares at $10.00 per share under the share redemption program, none of which occurred during the fourth quarter of the year ended December 31, 2007.

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

The following table reflects the aggregate distributions we declared during the years ended December 31, 2008 and 2007:

Year	Total Distributions Declared	Weighted Average Distributions Declared per Common Share	Return of Capital	Ordinary Income	Capital Gain Income
2008	$7,062,391	$0.70	$0.40	$0.30	$—
2007	7,065,548	0.70	0.42	0.27	0.01

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not have any compensation plans under which we are authorized to issue equity securities

ITEM 6.	SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2008, we owned 42 properties, which were 100% leased, comprising approximately 1.0 million square feet of single-tenant, commercial space located in 19 states. We do not anticipate acquiring any additional properties, unless we were to dispose of any of our properties in the ordinary course of business, in which case we would expect to reinvest the sales proceeds in additional properties. We currently have no plans to dispose of any of our properties.

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental income accounted for approximately 98% of total revenue during each of the years ended December 31, 2008 and 2007. As 100% of our properties are under lease, with an average remaining lease term of approximately 11 years and the shortest remaining lease term of a single property of approximately five years, our exposure to changes in commercial rental rates and contractual lease expirations is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

As of December 31, 2008, we had a total of approximately $118.0 million of fixed rate mortgage notes outstanding with a weighted average fixed interest rate of 5.76%, which mature on various dates from November 2009 through September 2017. As of December 31, 2008, the debt leverage ratio, which is the ratio of mortgage notes payable to total gross real estate assets, of our portfolio was approximately 57%. As we have no outstanding variable rate debt, our exposure to short-term changes in interest rates is limited.

Recent Market Conditions

The current mortgage lending and interest rate environment for real estate in general continues to be dislocated, and the overall economic fundamentals remain uncertain. Domestic and international financial markets currently are experiencing significant disruptions which have been brought about in large part by failures in the world-wide. banking system. These disruptions have severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. We have experienced and may continue to experience more stringent lending criteria, which may affect our ability to refinance our debt at maturity. Additionally, if we are able to refinance our existing debt as it matures it may be at rates and terms which are less favorable than our existing debt, which may adversely affect our results of operations. Additionally, if we are required to sell any of our properties to meet our liquidity requirements it may be at a price less than our acquisition price for the property, which would adversely impact our results of operations.

The current economic environment, including the dislocation of the credit markets, has lead to higher unemployment and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets causing higher tenant vacancies, declining rental rates, and declining property values. As of December 31, 2008, 100% of our rentable square feet were under lease. However, we may experience vacancies if the current economic recession persists. If we do experience vacancies, our advisor will actively seek to lease our vacant space, however, as retailers and other tenants have been reducing their store expansion plans the amount of time required to re-tenant a property has been increasing.

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

Projections of expected future cash flows require us to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to release the property and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flow and fair value and could result in the overstatement of the carrying value of our real estate and related intangible assets and net income. We have identified one property under an operating lease with impairment indicators. The undiscounted future operating cash flow scenarios expected from the use of the property and related intangible assets and its eventual disposition exceeded the carrying value of the property’s real estate and related intangible assets as of December 31, 2008. Subsequent changes in estimated undiscounted future cash flows arising from changes in the operating scenarios expected from the use of the property could affect the determination of whether an impairment exists. To the extent that an impairment were to exist we would measure the loss as the excess of the property’s carrying amount over the estimated fair value of the property.

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, we allocate the purchase price of such properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, and the value of in-place leases, based in each case on their fair values. We utilize independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). We obtain an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to us, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by us in estimating the allocation of purchase price to the building and to lease intangibles. The appraisal firm has no involvement in our allocation decisions other than providing this market information.

The fair values of above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods with respect to a below market lease. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities. Above market lease values are amortized as an adjustment of rental income over the remaining terms of the respective leases. Below market leases are amortized as an adjustment of rental income over the remaining terms of the respective leases including any bargain renewal periods.

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

Revenue Recognition

Upon the acquisition of real estate, certain properties have leases where minimum rent payments increase during the term of the lease. We record rental revenue for the full term of each lease on a straight-line basis. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. We defer the recognition of contingent rental income, such as percentage rents, until the specific event that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period the related costs are incurred.

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

Results of Operations

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007:

Revenue - Revenue increased approximately $123,000, or approximately 1%, to approximately $16.2 million for the year ended December 31, 2008, compared to approximately $16.1 million for the year ended December 31, 2007. The increase was primarily due to the acquisition of one additional property in August 2007, from which rental income was earned for a partial year during the year ended December 31, 2007 and for a full year during the year ended December 31, 2008. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for approximately 98% of total revenues during each of the years ended December 31, 2008 and 2007.

General and Administrative Expenses - General and administrative expenses increased approximately $102,000, or approximately 19%, to approximately $635,000 for the year ended December 31, 2008, compared to approximately $533,000 for the year ended December 31, 2007. The increase was primarily due to higher state taxes and transfer agent fees during the year ended December 31, 2008, as compared to the year ended December 31, 2007. The increase in transfer agent fees was primarily due to utilizing a new unrelated third party registrar and transfer agent during the year ended December 31, 2008. Our primary general and administrative expense items are legal and accounting fees, organizational costs, state franchise and income taxes, and other licenses and fees.

Property Operating Expenses - Property operating expenses increased approximately $194,000, or approximately 43%, to approximately $646,000 for the year ended December 31, 2008, compared to approximately $452,000 for the year ended December 31, 2007. The increase was primarily due to an increase in bad debt expense related to one operating property, as well as an increase in property tax expense, driven by the purchase of one additional investment property in August 2007. The primary property operating expenses items are repairs and maintenance, bad debt expense, property taxes, and insurance.

Property and Asset Management Fees - Property and asset management fees increased approximately $6,000 or approximately 1%, to approximately $966,000 for the year ended December 31, 2008, compared to approximately $960,000 for the year ended December 31, 2007. The increase was primarily due to the acquisition of one additional property in August 2007, for which property and asset management fees were incurred during the entire year ended December 31, 2008, versus only for a partial year during the year ended December 31, 2007.

Depreciation and Amortization Expenses - Depreciation and amortization expenses remained constant at approximately $5.5 million during the years ended December 31, 2008 and 2007.

Interest Income - Interest income decreased approximately $56,000, or approximately 69%, to approximately $25,000 for the year ended December 31, 2008, compared to approximately $81,000 for the year ended December 31, 2007. The decrease was primarily due to a lower average cash balance during the year ended December 31, 2008, as compared to the year ended December 31, 2007, due to the purchase of one additional investment property in August 2007, and lower interest rates earned on uninvested cash.

Interest Expense - Interest expense increased approximately $90,000, or approximately 1%, to approximately $7.3 million for the year ended December 31, 2008, compared to approximately $7.2 million for the year ended December 31, 2007. The increase was primarily due to one additional outstanding mortgage note of approximately $1.7 million relating to the investment property acquired in August 2007 for which interest expense was incurred during the entire year ended December 31, 2008, compared to a partial year during the year ended December 31, 2007.

Portfolio Information

As of December 31, 2008, we owned 42 properties located in 19 states, all of which were 100% leased to single tenants with an average lease term remaining of approximately 11 years.

As of December 31, 2008, our five highest geographic concentrations, as a percentage of total 2008 annualized gross base rent, were as follows:

Location	Total Number of Properties	Rentable Square Feet	2008 Annualized Gross Base Rent (in thousands)	Percentage of Total 2008 Annualized Gross Base Rent
Texas	8	331,711	$3,760	24%
Kansas	5	121,917	2,712	17%
Ohio	6	61,381	1,038	7%
Georgia	1	23,360	1,031	7%
South Carolina	2	27,637	755	5%
	22	566,006	$9,296	60%

As of December 31, 2008, our five highest tenant industry concentrations, as a percentage of total 2008 annualized gross base rent, were as follows:

Industry	Total Number of Properties	Rentable Square Feet	2008 Annualized Gross Base Rent (in thousands)	Percentage of Total 2008 Annualized Gross Base Rent
Drugstore	21	263,017	$5,771	36%
Auto sales	1	55,466	1,630	10%
Home improvement	2	256,902	1,618	10%
Sporting goods	1	88,492	1,147	7%
Convenience store	3	15,897	1,122	7%
	28	679,774	$11,288	70%

As of December 31, 2008, our five highest tenant concentrations were, as a percentage of total 2008 annualized gross base rent, as follows:

Tenant	Total Number of Properties	Rentable Square Feet	2008 Annualized Gross Base Rent (in thousands)	Percentage of Total 2008 Annualized Gross Base Rent
Rite Aid drugstore	11	135,836	$3,281	22%
CarMax auto dealership	1	55,466	1,630	10%
Lowe’s home improvement	2	256,902	1,618	10%
Walgreens drugstore	6	81,497	1,403	9%
Gander Mountain sporting goods	1	88,492	1,147	7%
	21	618,193	$9,079	58%

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

Our calculation of FFO is presented in the following table for the period ended as indicated (dollar amounts in thousands):

	Year Ended December 31,
	2008	2007
Net income	$1,218	$1,549
Add:
Depreciation of real estate assets	3,684	3,671
Amortization of lease related costs	1,802	1,809
FFO	$6,704	$7,029

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•

In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of approximately $610,000 and approximately $459,000 during the years ended December 31, 2008 and 2007, respectively.

•	Amortization of deferred financing costs totaled approximately $395,000 and approximately $384,000 during the years ended December 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through net cash provided by property operations during the year ending December 31, 2009. We currently do not have any outstanding variable rate debt. Therefore, we are not subject to direct risk relating to rising interest rates. We expect to pay down the current maturities of our outstanding fixed rate debt of approximately $9.0 million through the use of net cash provided by property operations, borrowings on our existing $1.5 million revolving line of credit, through the possible liquidation of one or more of our investment properties or from short term borrowings from an affiliate of our advisor. As of December 31, 2008, we had approximately $1.5 million of available borrowings under our revolving line of credit.

We expect to meet our long-term liquidity requirements through proceeds from available borrowings under our revolving line of credit, secured or unsecured financings or refinancings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations. We expect that our primary uses of capital will be for the payment of operating expenses, including interest expense on any outstanding indebtedness, for the payment of tenant improvements and repairs and maintenance, for the possible reinvestment of proceeds from the strategic sale of properties in replacement properties and for the payment of distributions to our stockholders.

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

During the year ended December 31, 2008, the Company paid distributions of approximately $7.1 million, which were funded by cash flows from operations of approximately $7.2 million. During the year ended December 31, 2007, the Company paid distributions of approximately $7.1 million, which were funded by cash flows from operations of approximately $6.9 million and net proceeds from the issuance of mortgage notes payable of approximately $2.3 million during the year ended December 31, 2006. We expect that substantially all net cash resulting from debt financing will be used to fund certain capital expenditures, repayments of outstanding debt, possible replacement properties, or distributions to our stockholders. We did not have any material commitments for capital expenditures as of December 31, 2008.

As of December 31, 2008, we had cash and cash equivalents of approximately $923,000, which we expect to be used primarily to pay operating expenses and stockholder distributions.

As of December 31, 2008, we had approximately $118.0 million of debt outstanding, all of which was pursuant to fixed rate term mortgage loans, with a weighted average interest rate of approximately 5.76%. Additionally, the debt leverage ratio, which is the ratio of mortgage notes payable to total gross real estate assets, was approximately 57%, with a weighted average remaining term to maturity of approximately 4.3 years.

Our contractual obligations as of December 31, 2008 were as follows (dollar amounts in thousands):

	Payments due by period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Principal payments – fixed rate debt	$9,030	$49,414	$—	$59,533	$117,977
Interest payments – fixed rate debt	6,838	12,802	7,314	4,057	31,011
Total	$15,868	$62,216	$7,314	$63,590	$148,988

Cash Flow Analysis

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007:

Net cash provided by operating activities increased approximately $280,000, or approximately 4%, to approximately $7.2 million for the year ended December 31, 2008, compared to net cash provided by operating activities of approximately $6.9 million for the year ended December 31, 2007. The increase was primarily due to an increase in prepaid rent of approximately $464,000, and an increase in due to affiliates of approximately $167,000, offset primarily by a decrease in net income of approximately $331,000, during the year ended December 31, 2008. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Net cash used in investing activities decreased approximately $3.1 million, or approximately 99%, to approximately $45,000 for the year ended December 31, 2008, compared to net cash used by investing activities of approximately $3.1 million for the year ended December 31, 2007. The decrease was primarily due to no acquisitions during the year ended December 31, 2008, compared to one acquisition during the year ended December 31, 2007.

Net cash used in financing activities increased approximately $1.6 million, or approximately 29%, to approximately $7.1 million for the year ended December 31, 2008, compared to net cash used in financing activities of approximately $5.5 million for the year ended December 31, 2007. The increase was primarily due to a decrease in proceeds from the issuance of mortgage notes of approximately $1.7 million, as no new mortgage notes payable were issued during the year ended December 31, 2008, compared to one new mortgage note payable issued during the year ended December 31, 2007.

During each of the years ended December 31, 2008 and 2007, we declared and paid distributions of approximately $7.1 million.

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

Related-Party Transactions and Agreements

We have entered into agreements with Cole Advisors and its affiliates, whereby we pay certain fees to, or reimburse certain expenses of, Cole Advisors or its affiliates for acquisition and advisory fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. See Note 9 to our consolidated financial statements included in this annual report on Form 10-K for a discussion of the various related-party transactions, agreements and fees.

Conflicts of Interest

Affiliates of Cole Advisors act as sponsor, general partner or advisor to various private real estate limited partnerships, and other real-estate related programs, a REIT that offered its shares pursuant to a registration statement on Form S-11, and a REIT that currently is offering its shares pursuant to a registration statement on Form S-11. As such, there are conflicts of interest where Cole Advisors or its affiliates, while serving in the capacity as sponsor, general partner, key personnel or advisor for another Cole-sponsored program, may be in competition with us in connection with property acquisitions, property dispositions, and property management. The compensation arrangements between affiliates of Cole Advisors and these other Cole sponsored programs could influence its advice to us. See “Item 1. – Business - Conflicts of Interest” in this annual report on Form 10-K.

Subsequent Events

The Company’s board of directors declared a distribution of $589,133, or $0.0583 per share, for the months of January, February and March 2009. The distributions for the months of January and February were paid in February and March, 2009, respectively.

Impact of Recent Accounting Pronouncements

Reference is made to Note 2 to the consolidated financial statements included in this annual report on Form 10-K regarding the impact of recent accounting pronouncements.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements as of December 31, 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not required for a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2008.

ITEM 9A(T).  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2008, were effective in all material respects to ensure that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of Cole Credit Property Trust, Inc.’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management has concluded that Cole Credit Property Trust, Inc.’s internal control over financial reporting was effective as of December 31, 2008.

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

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2009 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2009 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2009 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2009 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2009 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed.

1.	The list of the financial statements contained herein is set forth on page F-1 hereof.

2.	Financial Statement Schedules — None

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

3.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) See (a) 3 above.

(c) See (a) 2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cole Credit Property Trust, Inc.

Date: March 30, 2009	By:	/s/ CHRISTOPHER H. COLE
	Name:	Christopher H. Cole
	Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER H. COLE	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 30, 2009
Christopher H. Cole

/s/ D. KIRK MCALLASTER, JR.	Executive Vice President, Chief Financial Officer, and Director (Principal Financial Officer and Accounting Officer)	March 30, 2009
D. Kirk McAllaster, Jr.

/s/ JOHN M. PONS	Secretary and Director	March 30, 2009
John M. Pons

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cole Credit Property Trust, Inc.

Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Cole Credit Property Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cole Credit Property Trust, Inc. and subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona

March 30, 2009

COLE CREDIT PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share and per share amounts)

	December 31, 2008	December 31, 2007
ASSETS:
Investment in real estate assets:
Land	$55,321	$55,321
Buildings and improvements, less accumulated depreciation of $13,588 and $9,904, respectively	109,963	113,602
Acquired intangible lease assets, less accumulated amortization of $7,246 and $5,322, respectively	21,092	23,016
Total investment in real estate assets	186,376	191,939

Cash and cash equivalents	923	913
Rents and tenant receivables, less allowance for doubtful accounts of $167 and $42, respectively	2,084	1,623
Prepaid expenses and other assets	104	66
Deferred financing costs, less accumulated amortization of $1,415 and $1,020, respectively	1,155	1,502
Total assets	$190,642	$196,043

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Mortgage notes payable	$117,977	$117,977
Accounts payable and accrued expenses	757	737
Due to affiliates	167	—
Acquired below market lease intangibles, less accumulated amortization of $814 and $610, respectively	1,425	1,629
Distributions payable	589	589
Deferred rent and other liabilities	590	130
Total liabilities	121,505	121,062
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 10,090,951 shares issued and outstanding at December 31, 2008 and 2007	101	101
Capital in excess of par value	90,424	90,424
Accumulated distributions in excess of earnings	(21,388)	(15,544)
Total stockholders’ equity	69,137	74,981
Total liabilities and stockholders’ equity	$190,642	$196,043

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2008	2007
Revenues:
Rental and other income	$15,860	$15,839
Tenant reimbursement income	373	271
Total revenue	16,233	16,110

Expenses:
General and administrative	635	533
Property operating expenses	646	452
Property and asset management fees	966	960
Depreciation	3,684	3,671
Amortization	1,802	1,809
Total operating expenses	7,733	7,425
Real estate operating income	8,500	8,685

Other income (expense):
Interest income	25	81
Interest expense	(7,307)	(7,217)
Total other expense	(7,282)	(7,136)
Net income	$1,218	$1,549

Weighted average number of common shares outstanding:
Basic and diluted	10,090,951	10,091,972

Net income per common share:
Basic and diluted	$0.12	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share amounts)

	Common Stock		Capital in Excess in Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, December 31, 2006	10,095,751	101	90,471	(10,027)	80,545
Common stock redemption	(4,800)	—	(47)	—	(47)
Distributions	—	—	—	(7,066)	(7,066)
Net income	—	—	—	1,549	1,549
Balance, December 31, 2007	10,090,951	$101	$90,424	$(15,544)	$74,981
Distributions	—	—	—	(7,062)	(7,062)
Net income	—	—	—	1,218	1,218
Balance, December 31, 2008	10,090,951	$101	$90,424	$(21,388)	$69,137

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31,
	2008	2007

Cash flows from operating activities:
Net income	$1,218	$1,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,684	3,671
Amortization	1,802	1,809
Amortization of deferred financing costs	395	384
Amortization of above and below market leases	(82)	(78)
Allowance for doubtful accounts	125	42
Changes in assets and liabilities:
Rents and tenant receivables	(586)	(506)
Prepaid expenses and other assets	(38)	9
Accounts payable and accrued expenses	20	9
Due to affiliates	167	—
Deferred rent and other liabilities	460	(4)
Total adjustments	5,947	5,336
Net cash provided by operating activities	7,165	6,885
Cash flows from investing activities:
Investment in real estate and property improvements	(45)	(2,841)
Acquired intangible lease assets	—	(320)
Acquired below market lease intangibles	—	14
Net cash used in investing activities	(45)	(3,147)
Cash flows from financing activities:
Common stock redemptions	—	(47)
Proceeds from mortgage notes payable	—	1,677
Distributions to investors	(7,062)	(7,066)
Deferred financing costs paid	(48)	(75)
Net cash used in financing activities	(7,110)	(5,511)
Net increase (decrease) in cash and cash equivalents	10	(1,773)
Cash and cash equivalents, beginning of year	913	2,686
Cash and cash equivalents, end of year	$923	$913

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Dividends declared and unpaid	$589	$589
Supplemental Cash Flow Disclosures:
Interest paid	$6,912	$6,824

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

At December 31, 2008, the Company owned 42 properties comprising approximately 1.0 million square feet of single-tenant, commercial space located in 19 states. At December 31, 2008, these properties were 100% leased.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications related to our allowance for doubtful accounts have been made to prior years’ Consolidated Statement of Cash Flows in order to conform to current year presentation.

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

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

All assets are depreciated on a straight line basis. The estimated useful lives of our assets by class are as follows:
Building	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate and related intangible assets to the fair value and recognize an impairment loss. The Company identified one property under an operating lease with impairment indicators. The undiscounted future operating cash flow scenarios expected from the use of the property and related intangible assets and its eventual disposition exceeded the carrying value of the property’s real estate and related intangible assets as of December 31, 2008.

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, the Company allocates the purchase price of such properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on their fair values. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). The Company obtains an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to the Company’s management, is used by its management in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to lease intangibles. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.

The fair values of above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods with respect to a below market lease. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities. Above market lease values are amortized as an adjustment of rental income over the remaining terms of the respective leases. Below market leases are amortized as an adjustment of rental income over the remaining terms of the respective leases, including any bargain renewal periods.

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

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. The Company considers investments in highly liquid money market funds with maturities when purchased of three months or less to be cash equivalents.

Rents and Tenant Receivables

Rents and tenant receivables primarily includes amounts to be collected in future periods related to the recognition of rental income on a straight-line basis over the lease term and cost recoveries from tenants. See “Revenue Recognition” below. The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes its accounts receivable balances and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income is directly affected by management’s estimate of the collectability of accounts receivable. The Company records allowances for those balances that the Company deems to be uncollectible, including any amounts relating to straight-line rent receivables.

Other Assets

Other assets consists primarily of prepaid expenses as of the balance sheet date that relate to future periods and will be expensed or reclassified to another account during the period to which the costs relate. Any amounts with no future economic benefit are charged to earnings when identified.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Amortization of deferred financing costs for the years ended December 31, 2008 and 2007 were approximately $395,000 and approximately $384,000, respectively, and was recorded in interest expense in the consolidated statements of operations.

Revenue Recognition

Upon the acquisition of real estate, certain properties have leases where minimum rent payments increase during the term of the lease. The Company records rental revenue for the full term of each lease on a straight-line basis. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific event that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period the related costs are incurred.

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

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Concentration of Credit Risk

As of December 31, 2008, the Company had cash on deposit in two financial institutions which was approximately $336,000 and $34,000, respectively, in excess of federally insured levels, however, the Company has not experienced any losses in such account. The Company limits investment of cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

As of December 31, 2008, three tenants in the drugstore industry, one tenant in the auto sales industry and one tenant in the home improvement industry accounted for approximately 36%, 10%, and 10% of the Company’s 2008 gross annualized base rental revenues, respectively. Additionally we have certain geographic concentration in our property holdings. In particular, as of December 31, 2008, eight of our properties were located in Texas and five of our properties were located in Kansas, accounting for approximately 24% and 17% of our 2008 gross annualized base rental revenues, respectively.

Stockholders’ Equity

As of December 31, 2008 and December 31, 2007, the Company was authorized to issue 90,000,000 shares of common stock and 10,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. The Company’s board of directors may authorize additional shares of capital stock and amend their terms without obtaining stockholder approval.

The par value of investor proceeds raised from the Offering was classified as common stock, with the remainder allocated to capital in excess of par value. As the Company’s share redemption program allows the Company’s board of directors to reject any request for redemption, the Company accounts for the common stock issued in the Offering as permanent equity, in accordance with Accounting Series Release No. 268,“Presentation in Financial Statements of Redeemable Preferred Stock.” During the year ended December 31, 2008, the Company redeemed no shares under the share redemption program. During the year ended December 31, 2007, the Company redeemed 1,300 shares at $9.25 per share and 3,500 shares at $10.00 per share under the share redemption program.

Earnings Per Share

Earnings per share are calculated based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding is identical for basic and fully diluted earnings per share. The Company has no stock options issued or outstanding.

Reportable Segments

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company determined that we have one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate rental revenue and other income through the leasing of properties, which comprised 100% of our total consolidated revenues for the years ended December 31, 2008 and 2007. Although the Company’s investments in real estate are geographically diversified throughout the United States, management evaluates operating performance on an individual property level. The Company’s properties have been aggregated into one reportable segment.

Interest

Interest is charged to interest expense as it accrues. No interest costs were capitalized during the years ended December 31, 2008 and 2007.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On September 18, 2008, the Company’s board of directors declared a distribution of $0.001918 per share for stockholders of record as of the close of business on each day of the period commencing on October 1, 2008 ending on December 31, 2008. The monthly distributions were calculated to be equivalent to the annualized distribution of seven percent (7.00%) per share, assuming a purchase price of $10.00 per share. As of December 31, 2008, the Company had distributions payable of approximately $589,000. These distributions were paid in January 2009.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157,“Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1,“Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No. 157, excludes SFAS Statement No. 13, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2,“Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 will be effective for the Company beginning January 1, 2009, and all other aspects of SFAS No. 157 were effective for the Company on January 1, 2008. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.

On October 10, 2008, the FASB voted to issue Staff Position No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in an inactive market. The Company does not have financial assets that are to be measured in accordance with FSP 157-3.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) clarifies and amends the accounting guidance for how an acquirer in a business combination recognizes and measurers the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of SFAS No. 141(R) are effective for the Company for any business combinations occurring on or after January 1, 2009. If the Company acquires real estate properties in the future the Company expects SFAS No. 141(R) will have a material impact on its consolidated financial statements. The adoption of SFAS No. 141(R) will require the Company to expense acquisition costs related to real estate transactions as incurred, compared to the former practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.

In April 2008, the FASB issued FASB issue staff position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that entities should consider in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under Statement 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company believes FSP FAS 142-3 will have no material impact on its consolidated financial statements.

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

NOTE 3 – FAIR VALUE MEASUREMENTS

The Company adopted the provisions of SFAS No. 157, as amended by FSP FAS No. 157-1, FSP FAS No. 157-2 and FSP FAS No. 157-3, on January 1, 2008. Fair value is defined by SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Financial assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as defined in SFAS No. 157. The three levels are as follows:

Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).

Level 3 – Unobservable inputs, only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.

SFAS No. 107,“Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”), requires disclosure of fair value of financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Cash and cash equivalents, restricted cash, rents and tenant receivable and accounts payable and accrued expenses – The Company considers the carrying values of these financial instruments to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. The Company’s investments in highly liquid money market funds are valued using level 1 inputs.

Mortgage notes payable and line of credit – The fair value is estimated using a discounted cash flow technique based on borrowing rates available to the Company as of December 31, 2008. The estimated fair value of the mortgage notes payable at December 31, 2008 was approximately $114.7 million, as compared to the carrying value of approximately 118.0 million.

Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.

NOTE 4 — REAL ESTATE ACQUISITIONS

In August 2007, the Company acquired a single-tenant retail property in Topeka, Kansas, consisting of 24,727 rentable square feet, net leased to Tractor Supply Company, for approximately $3.1 million. The Company financed the acquisition with a mortgage loan of approximately $1.7 million secured by the property. The Company allocated the purchase price of this property, including acquisition costs of approximately $95,000, to the fair market value of the assets acquired and liabilities assumed. The Company allocated approximately $368,000 to land, approximately $2.5 million to building and improvements, approximately $320,000 to acquired in-place leases, and approximately $14,000 to acquired below-market leases during the year ended December 31, 2007. The Company made no real estate acquisitions during the year ended December 31, 2008.

NOTE 5 — INTANGIBLE LEASE ASSETS

Identified intangible assets consisted of the following (in thousands):

	December 31,
	2008	2007
Acquired in place leases, net of accumulated amortization of $6,709 and $4,907 at December 31, 2008 and 2007, respectively (with a weighted average life of 128 and 140 months for in-place leases, respectively).	$19,537	$21,339
Acquired above market leases, net of accumulated amortization of $537 and $415 at December 31, 2008 and 2007, respectively (with a weighted average life of 146 and 158 months for acquired above market leases, respectively).	1,555	1,677
	$21,092	$23,016

Amortization expense recorded on the identified intangible assets, for each of fiscal years ended December 31, 2008 and 2007 was $1.9 million respectively.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Estimated amortization expense of the respective intangible lease assets as of December 31, 2008 for each of the five succeeding fiscal years is as follows (in thousands):

	Amount
Year	Lease In-Place	Above Market Lease
2009	$1,802	$122
2010	1,802	122
2011	1,802	122
2012	1,802	122
2013	1,801	122

NOTE 6 — MORTGAGE NOTES PAYABLE

As of December 31, 2008, the Company had the following indebtedness outstanding:

Property	Location	Amount ( in thousands)	Fixed Interest Rate	Maturity Date
Wawa	Vineland, NJ	$2,860	6.56%	June 11, 2016
Wawa	Newark, DE	2,860	6.56%	June 11, 2016
Wawa	Clifton Heights, PA	2,860	6.56%	June 11, 2016
Walgreens	Houston, TX	1,207	5.15%	November 11, 2009
Walgreens	Lawrence, KS	1,526	5.15%	November 11, 2009
Rite Aid	Memphis, TN	1,925	5.36%	November 11, 2009
Rite Aid	Warren, OH	1,843	5.36%	November 11, 2009
CarMax	Merriam, KS	14,175	6.48%	June 11, 2016
Walgreens	Cahokia, IL	1,305	4.62%	December 11, 2009
Walgreens	Cleveland, OH	1,224	4.62%	December 11, 2009
Lowe’s	Texas City, TX	6,188	4.91%	January 11, 2010
Lowe’s	Jonesboro, AR	5,857	4.87%	April 11, 2010
CVS	Whiteville, NC	1,736	5.27%	March 11, 2015
Rite Aid	Bangor, ME	2,763	5.40%	July 11, 2010
Tractor Supply	Woodstock, VA	1,658	5.45%	May 11, 2015
Sherwin Williams	Angola, IN	709	5.40%	July 11, 2010
Sherwin Williams	Ashtabula, OH	493	5.40%	July 11, 2010
Sherwin Williams	Boardman, OH	595	5.40%	July 11, 2010
Apria	Indianapolis, IN	4,615	5.40%	July 11, 2010
Gander Mountain	Houston, TX	7,800	6.68%	June 11, 2011
CVS	Lago Vista, TX	3,151	5.42%	July 11, 2015
CVS	Duncanville, TX	2,137	5.40%	July 11, 2010
CVS	Independence, MO	2,521	5.40%	July 11, 2010
Eckerd	Murfreesboro, TN	2,303	5.40%	July 11, 2010

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property	Location	Amount ( in thousands)	Fixed Interest Rate	Maturity Date
Eckerd	Spartanburg, SC	$3,406	5.55%	July 11, 2015
Rite Aid	Wheelersburg, OH	1,380	5.40%	July 11, 2010
Eckerd	Philadelphia, PA	2,691	5.40%	July 11, 2010
Eckerd	Hayes, VA	2,773	5.55%	July 11, 2015
Eckerd	Travelers Rest, SC	3,137	5.63%	August 11, 2015
Tractor Supply	Paducah, KY	1,187	5.64%	August 11, 2015
Rite Aid	St. Mary’s, OH	1,687	5.64%	August 11, 2015
Walgreens	Hutchinson, KS	3,462	5.51%	August 11, 2015
Walgreens	Newton, KS	2,891	5.51%	August 11, 2015
Tractor Supply	Glasgow, KY	1,388	5.53%	September 11, 2015
Best Buy	Tupelo, MS	2,707	5.57%	September 11, 2010
Conns	Austin, TX	2,640	5.71%	October 11, 2010
Conns	Pecan Park, TX	2,571	5.71%	October 11, 2010
Conns	Hurst, TX	1,444	5.71%	October 11, 2010
Vanguard	College Park, GA	8,625	6.56%	June 11, 2016
Tractor Supply	Topeka, KS	1,677	5.88%	September 1, 2017
		$117,977

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

The Company’s weighted average interest rate relating to the fixed rate mortgage notes at December 31, 2008 was approximately 5.76%. As of December 31, 2008, there were no amounts outstanding on the Company’s line of credit.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the scheduled aggregate principal repayments for the five years subsequent to December 31, 2008 (in thousands):

For the Year Ending December 31:	Principal Repayments
2009	$9,030
2010	41,614
2011	7,800
2012	—
2013	—
Thereafter	59,533
Total	$117,977

The Company expects to pay down the current maturities of its outstanding fixed rate debt of approximately $9.0 million through the use of net cash provided by property operations, borrowings on its existing revolving line of credit, through the possible liquidation of one or more of its investment properties or from short term borrowings from an affiliate of its advisor. As of December 31, 2008, the Company had approximately $1.5 million of available borrowings under its revolving line of credit.

NOTE 7 — INTANGIBLE LEASE LIABILITY

Identified intangible liability consisted of the following (in thousands):

	December 31,
	2008	2007
Acquired below–market leases, net of accumulated amortization of $814 and $610 at December 31, 2008 and 2007, respectively (with a weighted average
life of 127 and 140 months, respectively).	$1,425	$1,629

Amortization income recorded on the identified intangible liability, for each of fiscal years ended December 31, 2008 and 2007 was approximately $204,000 and approximately $205,000 respectively.

Estimated amortization income of the respective intangible lease liability as of December 31, 2008 for each of the five succeeding fiscal years is as follows (in thousands):

Year	Below Market Leases
2009	$204
2010	202
2011	200
2012	200
2013	200

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 — COMMITMENTS AND CONTINGENCIES

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

NOTE 9 — RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Certain affiliates of the Company received fees and compensation in connection with the Offering, and receive fees and compensation in connection with the acquisition, management and sale of the assets of the Company.

If Cole Advisors provides substantial services, as determined by the Company, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors a financing coordination fee equal to 1% of the amount available under such financing; provided, however, that Cole Advisors shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors received such a fee. Financing coordination fees payable from loan proceeds from permanent financing will be paid to Cole Advisors as the Company acquires such permanent financing. However, no fees were permitted to be paid on loan proceeds from any line of credit until such time as all net offering proceeds had been invested by the Company. The Company paid finance coordination fees to Cole Advisors of approximately $15,000 and approximately $17,000 during the years ended December 31, 2008 and 2007, respectively.

The Company pays, and expects to continue to pay, Cole Realty Advisors, Inc. (“Cole Realty”), its affiliated property manager, fees for the management and leasing of the Company’s properties. Such fees are equal to 3% of gross revenues for property management services, plus leasing commissions at prevailing market rates, not to exceed the greater of $4.50 per square foot or 7.5% of the total lease obligation. The Company paid property management fees to Cole Realty of approximately $426,000 and approximately $467,000 during the years ended December 31, 2008 and 2007, respectively. At December 31, 2008, the Company had approximately $42,000 payable to Cole Realty for such fees, which is included in due to affiliates.

The Company pays Cole Realty acquisition and advisory fees of up to 3% of the contract purchase price of each property. The Company paid no acquisition fees to Cole Realty during the year ended December 31, 2008. During the year ended December 31, 2007 the company paid acquisition fees of approximately $61,000 to Cole Realty.

The Company pays Cole Advisors a monthly asset management fee of up to 0.75% of the aggregate asset value of the Company’s assets. The fee is payable monthly. During the year ended December 31, 2008 and 2007, pursuant to a waiver of part of the fee, the Company paid Cole Advisors an asset management fee of 0.25% of the aggregate asset value of the Company’s assets. The Company is not obligated to pay any additional amounts for such periods. However, Cole Advisors may elect to increase its asset management fees in future periods up to the 0.75% fee. The Company paid asset management fees to Cole Advisors of approximately $374,000 and approximately $493,000 during the years ended December 31, 2008 and 2007, respectively. At December 31, 2008, the Company had approximately $125,000 payable to Cole Realty for such fees, which is included in due to affiliates.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

If Cole Advisors, or its affiliates, provides substantial assistance in connection with the sale of one or more properties, the Company will pay Cole Advisors an amount equal to 3% of the contract price of each asset sold. In no event will the combined disposition fee paid to Cole Advisors, its affiliates and unaffiliated third parties exceed the reasonable, customary and competitive amount for such services. In addition, after investors have received a return of their net capital contributions and a 7.5% annual cumulative, non-compounded return, then Cole Advisors is entitled to receive 20% of the remaining net sale proceeds. During the years ended December 31, 2008 and 2007, the Company did not pay any fees or amounts to Cole Advisors relating to the sale of properties.

In the event the Company’s common stock is listed in the future on a national securities exchange, a subordinated incentive listing fee equal to 20% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 7.5% annual cumulative, non-compounded return to investors would be paid to Cole Advisors. The Company reimburses Cole Advisors for expenses it incurs in connection with its provision of administrative services, including related personnel costs. The Company does not reimburse for personnel costs in connection with services for which Cole Advisors receives acquisition fees or disposition fees. During the years ended December 31, 2008 and 2007, the Company did not reimburse Cole Advisors for any such costs.

NOTE 10 — ECONOMIC DEPENDENCY

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

NOTE 11 — STOCKHOLDERS EQUITY

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

The Company determines at the beginning of each fiscal year the maximum amount of shares that it may redeem during that year. The Company may use up to 1.0% of its annual cash flow to meet these redemption needs, including cash proceeds generated from new offerings, operating cash flow not intended for dividends, borrowings, and capital transactions such as asset sales or refinancings. During the year ended December 31, 2008, the Company redeemed no shares under the share redemption program. During the year ended December 31, 2007, the Company redeemed 1,300 shares at $9.25 per share and 3,500 shares at $10.00 per share under the share redemption program.

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

NOTE 12 — INCOME TAXES

For federal income tax purposes, distributions to common stockholders are characterized as dividend income, capital gains, or as a return of a stockholder’s invested capital. The following table represents the character of distributions to stockholders for the years ended December 31, 2008 and 2007:

Character of Distributions:	2008	2007
Dividend income	42%	39%
Capital gain	—%	1%
Return of capital	58%	60%
	100%	100%

At December 31, 2008, the tax basis carrying value of the Company’s land and depreciable real estate assets was approximately $191.1 million. During the years ended December 31, 2008 and 2007, the Company incurred state income taxes of approximately $76,000 and approximately $44,000, respectively, which has been recorded in general and administrative expenses in the consolidated statements of operations.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13 — OPERATING LEASES

All of the Company’s real estate assets are leased to tenants under operating leases, for which the terms and expirations vary. The leases frequently have provisions to extend the lease agreement and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, at December 31, 2008 is as follows (in thousands):

Year Ending December 31:	Amount
2009	$15,815
2010	15,815
2011	15,815
2012	15,815
2013	15,815
Thereafter	107,192
Total	$186,267

NOTE 14 — SUBSEQUENT EVENTS

Declaration of Distributions

The Company’s board of directors declared a distribution of $589,133, or $0.0583 per share, for the months of January, February and March 2009. The distributions for the months of January and February were paid in February and March, 2009, respectively.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2007 (and are numbered in accordance with Item 601 of Regulation S-K).

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