Form 10-Q
period 2009-03-31
Cole Credit Property Trust Inc
filed 2009-05-15
CIK 1289272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2009

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 11, 2009, there were 10,090,951 shares of common stock, par value $0.01, of Cole Credit Property Trust, Inc. outstanding.

COLE CREDIT PROPERTY TRUST, INC.

PART I

FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited interim financial statements as of and for the three months ended March 31, 2009 have been prepared by Cole Credit Property Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

COLE CREDIT PROPERTY TRUST, INC.

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

(Dollar amounts in thousands, except share and per share amounts)

	March 31, 2009	December 31, 2008
ASSETS
Investment in real estate assets:
Land	$55,318	$55,321
Buildings and improvements, less accumulated depreciation of $14,509 and $13,588, respectively	109,042	109,963
Acquired intangible lease assets, less accumulated amortization of $7,727 and $7,246, respectively	20,611	21,092
Total investment in real estate assets, net	184,971	186,376
Cash and cash equivalents	622	923
Rents and tenant receivables, less allowance for doubtful accounts of $167 and $167, respectively	2,002	2,084
Prepaid expenses and other assets	80	104
Deferred financing costs, less accumulated amortization of $1,514 and $1,415, respectively	1,056	1,155
Total assets	$188,731	$190,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable	$117,977	$117,977
Accounts payable and accrued expenses	692	757
Due to affiliates	38	167
Acquired below market lease intangibles, less accumulated amortization of $865 and $814, respectively	1,374	1,425
Distributions payable	589	589
Deferred rent and other liabilities	248	590
Total liabilities	120,918	121,505
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 10,090,951 shares issued and outstanding	101	101
Capital in excess of par value	90,424	90,424
Accumulated distributions in excess of earnings	(22,712)	(21,388)
Total stockholders’ equity	67,813	69,137
Total liabilities and stockholders’ equity	$188,731	$190,642

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except share and per share amounts)

	Three Months Ended
	March 31, 2009	March 31, 2008
Revenues:
Rental income	$3,907	$3,984
Tenant reimbursement income	109	82
Total revenue	4,016	4,066

Expenses:
General and administrative	166	123
Property operating expenses	129	117
Property and asset management fees	121	247
Depreciation	921	921
Amortization	450	450
Total operating expenses	1,787	1,858
Operating income	2,229	2,208

Other income (expense):
Interest and other income	12	6
Interest expense	(1,799)	(1,815)
Total other expense	(1,787)	(1,809)
Net income	$442	$399

Weighted average number of common shares outstanding:
Basic and diluted	10,090,951	10,090,951

Net income per common share:
Basic and diluted	$0.04	$0.04

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except share amounts)

	Common Stock		Capital in Excess in Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, December 31, 2008	10,090,951	$101	$90,424	$(21,388)	$69,137
Distributions	—	—	—	(1,766)	(1,766)
Net income	—	—	—	442	442
Balance, March 31, 2009	10,090,951	$101	$90,424	$(22,712)	$67,813

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Three Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net income	$442	$399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	921	921
Amortization	529	526
Gain on sale of easement	(10)	—
Changes in assets and liabilities:
Rents and tenant receivables, net of allowance	82	63
Prepaid expenses and other assets	24	26
Accounts payable and accrued expenses	(65)	(162)
Due to affiliates	(129)	—
Deferred rent and other liabilities	(342)	248
Net cash provided by operating activities	1,452	2,021
Cash flows from investing activities:
Proceeds from sale of easement	13	—
Net cash provided by investing activities	13	—
Cash flows from financing activities:
Distributions to investors	(1,766)	(1,765)
Deferred financing costs paid	—	(48)
Net cash used in financing activities	(1,766)	(1,813)
Net (decrease) increase in cash and cash equivalents	(301)	208
Cash and cash equivalents, beginning of period	923	913
Cash and cash equivalents, end of period	$622	$1,121

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Dividends declared and unpaid	$589	$589
Supplemental Cash Flow Disclosures:
Interest paid	$1,700	$1,719

The accompanying notes are an integral part of these condensed consolidatedunaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

March 31, 2009

NOTE 1 — ORGANIZATION AND BUSINESS

Cole Credit Property Trust, Inc. (the “Company”) is a Maryland corporation that was formed on March 29, 2004 that is organized and operates as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company’s business is conducted through Cole Operating Partnership I, LP (“Cole OP I”), a Delaware limited partnership. The Company is the sole general partner of and owns an approximately 99.99% partnership interest in Cole OP I. Cole REIT Advisors, LLC (“Cole Advisors”), the affiliate advisor to the Company, is the sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of Cole OP I.

At March 31, 2009, the Company owned 42 properties comprising approximately 1.0 million square feet of single-tenant, retail space located in 19 states. At March 31, 2009, these properties were 100% leased.

The Company’s stock is not currently listed on a national securities exchange. The Company may seek to list its common stock for trading on a national securities exchange only if the board of directors believes listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any market for its common stock until its shares are listed on a national securities exchange. In the event it does not obtain listing prior to February 1, 2016, its charter requires that it either: (1) seek stockholder approval of an extension or amendment of this listing deadline; or (2) seek stockholder approval to adopt a plan of liquidation of the corporation.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 8 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2008, and related notes thereto set forth in the Company’s Annual Report filed on Form 10-K.

The accompanying condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Redemptions of Common Stock

The Company will determine at the beginning of each fiscal year the maximum amount of shares that it may redeem during that year. The Company may use up to 1.0% of its annual cash flow to meet these redemption needs, including cash proceeds generated from new offerings, operating cash flow not intended for dividends, borrowings, and capital transactions such as asset sales or refinancings. On December 15, 2008, our board determined that no amounts were to be made available for redemption during the year ending December 31, 2009. The shares the Company redeems under its share redemption program will be cancelled and return to the status of authorized but unissued shares. The Company does not intend to resell such shares to the public unless they are first registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and under appropriate state securities laws or otherwise sold in compliance with such laws. As of March 31, 2009, the Company had redeemed 7,300 shares at an average of $9.35 per share under the share redemption program.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2009

Reportable Segments

The Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company determined that it had one reportable segment, commercial properties, which consist of activities related to investing in real estate. The commercial properties are geographically diversified throughout the United States, the chief operating decision maker evaluates operating performance on an overall portfolio level. These commercial properties have similar economic characteristics, therefore the Company’s properties have been aggregated into one reportable segment.

Investment In and Valuation of Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate and related intangible assets to their fair value and recognize an impairment loss. The Company has one property with previously identified impairment indicators. The undiscounted future operating cash flow scenarios expected from the use of the property and related intangible assets and its eventual disposition continue to exceed the carrying value of the assets as of March 31, 2009. No impairment losses were recorded for the three months ended March 31, 2009 and 2008.

NOTE 3 — MORTGAGE NOTES PAYABLE

At March 31, 2009, the Company had 38 mortgage notes payable totaling approximately $118.0 million, in connection with real estate assets, with interest rates ranging from 4.62% to 6.68% and a weighted average interest rate of approximately 5.76% (the “Fixed Rate Debt”). The Fixed Rate Debt matures on various dates from November 2009 through September 2017, with a weighted average remaining term of approximately 4.02 years. Each of the mortgage notes are secured by the respective property. The mortgage notes are generally non-recourse to the Company and Cole OP I, but both are liable for customary non-recourse carve-outs.

As of March 31, 2009, the Company had no amounts outstanding under a $1.5 million revolving line of credit. The revolving line of credit bears interest at a variable rate equal to the one-month LIBOR plus 175 basis points and matures in March 2011. The revolving line of credit is secured by one property.

NOTE 4 — COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings, pending, or known to be contemplated, against us.

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

March 31, 2009

NOTE 5 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS

Certain affiliates of the Company received fees and compensation in connection with the Offering, and receive fees and compensation in connection with the acquisition, management and sale of the assets of the Company.

If Cole Advisors provides substantial services, as determined by the Company, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors a financing coordination fee equal to 1% of the amount available under such financing; provided, however, that Cole Advisors shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors received such a fee. Financing coordination fees payable from loan proceeds from permanent financing will be paid to Cole Advisors as the Company acquires such permanent financing. However, no fees will be paid on loan proceeds from any line of credit until such time as all net offering proceeds have been invested by the Company. During the three months ended March 31, 2009 and 2008, the Company paid Cole Advisors $0 and approximately $15,000 for finance coordination fees, respectively.

The Company pays, and expects to continue to pay Cole Realty Advisors, Inc. (“Cole Realty”), its affiliated property manager, fees for the management and leasing of the Company’s properties. Property management fees are equal to 3% of gross revenues, and leasing fees are at prevailing market rates, not to exceed the greater of $4.50 per square foot or 7.5% of the total lease obligation. Cole Realty or its affiliates also receive acquisition and advisory fees of up to 3% of the contract purchase price of each property. During the three months ended March 31, 2009 and 2008, the Company paid Cole Realty approximately $121,000 and approximately $123,000 for property management fees, respectively. During the three months ended March 31, 2009 and 2008, the Company did not pay any acquisition fees or leasing fees to Cole Realty.

The Company pays Cole Advisors an annualized asset management fee of up to 0.75% of the aggregate asset value of the Company’s assets. Pursuant to a waiver of the fee, no asset management fees were paid during the three months ended March 31, 2009. During the three months ended March 31, 2008, pursuant to a waiver of part of the fee, the Company paid Cole Advisors an asset management fee of 0.25% of the aggregate asset value of the Company’s assets. The Company is not obligated to pay any additional amounts for such periods. However, Cole Advisors may elect to increase its asset management fees in future periods up to the 0.75% fee. During the three months ended March 31, 2009 and 2008, the Company paid Cole Advisors $0 and approximately $124,000 for asset management fees, respectively.

If Cole Advisors, or its affiliates, provides a substantial amount of services, as determined by the Company, in connection with the sale of one or more properties, the Company will pay Cole Advisors an amount equal to 3% of the contract price of each asset sold. In no event will the combined disposition fee paid to Cole Advisors, its affiliates and unaffiliated third parties exceed the reasonable, customary and competitive amount for such services. In addition, after investors have received a return of their net capital contributions and a 7.5% annual cumulative, non-compounded return, then Cole Advisors is entitled to receive 20% of the remaining net sale proceeds. During each of the three months ended March 31, 2009 and 2008, the Company did not pay any fees or amounts to Cole Advisors relating to the sale of properties.

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

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2009

The Company may reimburse Cole Advisors for expenses it incurs in connection with its provision of administrative services, including related personnel costs. The Company does not reimburse for personnel costs in connection with services for which Cole Advisors receives acquisition fees or disposition fees. During each of the three months ended March 31, 2009 and 2008, the Company did not reimburse Cole Advisors for any such costs.

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

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007),“Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) clarifies and amends the accounting guidance for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of SFAS No. 141(R) became effective for the Company for any business combinations occurring on or after January 1, 2009. If the Company acquires real estate properties in the future the Company expects SFAS No. 141(R) will have a material impact on its condensed consolidated unaudited financial statements. The adoption of SFAS No. 141(R) will require the Company to expense acquisition costs related to real estate transactions as incurred, compared to the former practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired. The adoption of SFAS No. 141(R) has not had a material impact on the Company’s condensed consolidated unaudited financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB 51”(“SFAS No. 160”). This statement amends ARB 51 and revises accounting and reporting requirements for noncontrolling interest (formerly minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The provisions of this standard are applied retrospectively upon adoption. The adoption of SFAS No. 160 has not had a material impact on the Company’s condensed consolidated unaudited financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires additional disclosures about an entity’s derivative and hedging activities including, descriptions of how and why the entity uses derivative instruments, how such instruments are accounted for under SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities”, and how derivative instruments affect the entity’s financial position, operations, and cash flow. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 has not had an impact on the Company’s condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2009

In April 2008, the FASB issued Staff Position (“FSP”) FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that entities should consider in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under Statement 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP FAS 142-3 has not had a material impact on the Company’s condensed consolidated unaudited financial statements.

In April 2009, the FASB issued three FSPs: (1) FSP SFAS 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly”, (“FSP SFAS 157-4”), which provides guidance on determining fair value when market activity has decreased; (2) SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“SFAS 115-2 and SFAS 124-2”), which addresses other-than-temporary impairments for debt securities; and (3) FSP SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”(“FSP SFAS 107-1 and APB 28-1”) (collectively with FSP SFAS 157-4 and SFAS 115-2 and SFAS 124-2, the “FSPs”).  FSP SFAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. The FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected to early adopt FSP SFAS 157-4 and FSP SFAS 115-2 and SFAS 124-2 for the three months ended March 31, 2009 and plans to adopt SFAS 107-1 and APB 28-1 and provide the additional disclosure requirements for second quarter 2009. The adoption of FSP SFAS 157-4 and SFAS 115-2 and SFAS 124-2 has not had a material impact on the Company’s condensed consolidated unaudited financial statements. The Company does not expect the adoption of SFAS 107-1 and APB 28-1 to have a material impact on the Company’s condensed consolidated unaudited financial statements.

NOTE 8 – SUBSEQUENT EVENTS

Line of Credit

Subsequent to March 31, 2009, the Company borrowed $750,000 under its $1.5 million revolving line of credit. The revolving line of credit bears interest at a variable rate equal to the one-month LIBOR plus 175 basis points and matures in March 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2008. The terms “we,” “us,” “our,” and the “Company” refer to Cole Credit Property Trust, Inc.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration or termination of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows.

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

Overview

We were formed on March 29, 2004, to acquire and operate commercial real estate primarily consisting of net leased, freestanding, single-tenant, income-generating retail properties located throughout the United States. We have no paid employees and are externally managed by Cole Advisors, an affiliate of ours. We currently qualify, and intend to continue to elect to qualify, as a real estate investment trust for federal income tax purposes.

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental income accounted for approximately 97% and approximately 98% of total revenue during the three months ended March 31, 2009 and 2008, respectively. As 100% of our properties are under lease, with an average remaining lease term of approximately 10.8 years, we believe our exposure to short-term changes in commercial rental rates on our portfolio is substantially mitigated.

As of March 31, 2009, the debt leverage ratio of our portfolio, which is the ratio of mortgage notes payable to total gross real estate assets, was approximately 57%. All of our debt is subject to fixed interest rates, ranging from 4.62% to 6.68%, with a weighted average remaining term of approximately 4.02 years. As we have no outstanding variable rate debt, our exposure to short-term changes in interest rates is limited. Additionally, as we have fully invested the proceeds from our offering of our common stock in commercial real estate, and we do not expect to dispose of any of the properties in the near future, our results of operations are not exposed to short-term changes in real estate prices, nor are we exposed to short-term changes in interest rates on future acquisitions.

The current mortgage lending and interest rate environment for real estate in general is uncertain. We currently have no plans for future property acquisitions. If we were to acquire additional investment properties in the future we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions.

Recent Market Conditions

The current mortgage lending and interest rate environment for real estate in general continues to be dislocated, and the overall economic fundamentals remain uncertain. Domestic and international financial markets currently are experiencing significant disruptions which have been brought about in large part by challenges in the world-wide banking system. These disruptions have severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. We have experienced and may continue to experience more stringent lending criteria, which may affect our ability to refinance our debt at maturity. Additionally, if we are able to refinance our existing debt as it matures it may be at rates and terms which are less favorable than our existing debt, which may adversely affect our results of operations. Additionally, if we are required to sell any of our properties to meet our liquidity requirements it may be at a price less than our acquisition price for the property, which would adversely impact our results of operations.

The current economic environment, including the dislocation of the credit markets, has lead to higher unemployment and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets causing higher tenant vacancies, declining rental rates, and declining property values. As of March 31, 2009, 100% of our rentable square feet were under lease. However, if the current economic recession persists we may experience vacancies or be required to reduce rents on occupied space. If we do experience vacancies, our advisor will actively seek to lease our vacant space, however, as retailers and other tenants have been reducing their store expansion plans the amount of time required to re-tenant a property has been increasing.

Results of Operations

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Revenue. Revenue decreased approximately $50,000, or approximately 1%, to approximately $4.0 million for the three months ended March 31, 2009, compared to approximately $4.1 million for the three months ended March 31, 2008. The decrease was primarily due to a reduction in rental rates on one property. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for approximately 97% and approximately 98% of total revenue during the three months ended March 31, 2009 and 2008, respectively.

General and Administrative Expenses. General and administrative expenses increased approximately $43,000, or approximately 35%, to approximately $166,000 for the three months ended March 31, 2009, compared to approximately $123,000 for the three months ended March 31, 2008. The increase was primarily due to higher audit fees offset by lower transfer agent fees during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. The primary general and administrative expense items are legal and accounting fees, transfer agent fees, organizational costs, state franchise and income taxes and other licenses and fees.

Property Operating Expenses. Property operating expenses increased approximately $12,000, or approximately 10%, to approximately $129,000 for the three months ended March 31, 2009, compared to approximately $117,000 during the three months ended March 31, 2008. The increase was primarily due to an increase in annual property tax expense related to several properties. The primary property operating expense items are repairs and maintenance, property taxes, and insurance.

Property and Asset Management Fees. Property and asset management fees decreased approximately $126,000, or approximately 51%, to approximately $121,000 for the three months ended March 31, 2009, compared to approximately $247,000 during the three months ended March 31, 2008. The decrease is primarily due to our advisor waiving asset management fees in full during the three months ended March 31, 2009.

Depreciation and Amortization Expenses. Depreciation and amortization expenses remained constant at approximately $1.4 million during the three months ended March 31, 2009 and 2008.

Interest and Other Income. Interest and other income increased approximately $6,000, or approximately 100%, to approximately $12,000 for the three months ended March 31, 2009, compared to approximately $6,000 during the three months ended March 31, 2008. The increase was primarily due to an approximately $10,000 gain on the sale of an easement during the three months ended March 31, 2009 offset by lower interest income due to lower interest rates on average cash balances.

Interest Expense. Interest expense remained constant at approximately $1.8 million during the three months ended March 31, 2009 and 2008.

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

Our calculation of FFO is presented in the following table for the periods ended as indicated (dollar amounts in thousands):

	Three Months Ended March 31,
	2009	2008
Net income	$442	$399
Add:
Depreciation of real estate assets	921	921
Amortization of lease related costs	450	450
Less:
Gain on sale of easement	(10)	—
FFO	$1,803	$1,770

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•

In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of approximately $83,000 and approximately $176,000 during the three months ended March 31, 2009 and 2008, respectively.

•	Amortization of deferred financing costs totaled approximately $99,000 and approximately $96,000 during the three months ended March 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through net cash provided by property operations during the year ending December 31, 2009. We currently do not have any outstanding variable rate debt. Therefore, we are not subject to direct risk relating to rising interest rates. We expect to pay down the current maturities of our outstanding fixed rate debt of approximately $15.2 million through the use of net cash provided by property operations, borrowings on our existing $1.5 million revolving line of credit, through the possible liquidation of one or more of our investment properties, through the possible financings or refinancings of certain loans, and from short term borrowings from an affiliate of our advisor. As of March 31, 2009, we had approximately $1.5 million of available borrowings under our revolving line of credit.

Long-term Liquidity and Capital Resources

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

We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary. To the extent that cash flows from operations are lower than our current expectations due to lower returns on the properties, or we elect to retain cash flows from operations to reduce current debt maturities, distributions paid to our stockholders may be lower.

During the three months ended March 31, 2009, we paid distributions of approximately $1.8 million, which were funded by cash flows from operations of approximately $1.5 million and excess cash flows from operations from previous periods of approximately $330,000. During the three months ended March 31, 2008, we paid distributions of approximately $1.8 million, which were funded by cash flows from operations of approximately $2.0 million.

We expect that substantially all net cash resulting from any debt re-financing will be used to fund certain capital expenditures, repayments of outstanding debt, possible replacement properties, or distributions to our stockholders. We did not have any material commitments for capital expenditures as of March 31, 2009.

As of March 31, 2009, we had cash and cash equivalents of approximately $622,000, which we expect to be used primarily to pay operating expenses and stockholder distributions.

As of March 31, 2009, we had approximately $118.0 million of debt outstanding, all of which was pursuant to fixed rate term mortgage loans, with a weighted average interest rate of approximately 5.76%. Additionally, the debt leverage ratio, which is the ratio of mortgage notes payable to total gross real estate assets, was approximately 57%, with a weighted average remaining term to maturity of approximately 4.02 years.

Our contractual obligations as of March 31, 2009, are as follows (dollar amounts in thousands):

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Principal payments – fixed rate debt	$117,977	$15,217	$43,227	$1,736	$57,797
Interest payments – fixed rate debt	29,350	6,574	12,078	7,217	3,481
Total	$147,327	$21,791	$55,305	$8,953	$61,278

Cash Flow Analysis

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Operating Activities. Net cash provided by operating activities decreased approximately $569,000, or approximately 28%, to approximately $1.5 million for the three months ended March 31, 2009, compared to approximately $2.0 million for the three months ended March 31, 2008. The decrease was primarily due to decreases in deferred rents received and other liabilities, and due to affiliates, offset by an increase in net income.

Investing Activities. Net cash provided by investing activities increased to approximately $13,000 for the three months ended March 31, 2009 compared to $0 for the three months ended March 31, 2008. The increase was primarily due to proceeds from the sale of an easement during the three months ended March 31, 2009.

Financing Activities. Net cash used by financing activities remained constant at approximately $1.8 million for the three months ended March 31, 2009 and 2008.

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

Inflation

We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in certain of our tenant leases that would protect us from the impact of inflation, such as step rental increases and percentage rent provisions. In addition, most of our leases require the tenant to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to adequately offset the effects of inflation.

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

A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2008. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2008, and related notes thereto.

Commitments and Contingencies

We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 4 to our condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q for further explanations.

Related-Party Transactions and Agreements

We have entered into agreements with Cole Advisors and its affiliates, whereby we pay certain fees to, or reimburse certain expenses of, Cole Advisors or its affiliates for acquisition and advisory fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. See Note 5 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.

New Accounting Pronouncements

Refer to Note 7 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation of applicable new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2009, were effective for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to, and none of our properties are subject to any material pending legal proceedings.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered securities during the three months ended March 31, 2009. No shares were redeemed during the three months ended March 31, 2009.

Item 3. Defaults Upon Senior Securities

No events occurred during the three months ended March 31, 2009 that would require a response to this item.

Item 4. Submission of Matters to a Vote of Security Holders

No events occurred during the three months ended March 31, 2009 that would require a response to this item.

Item 5. Other Information

No events occurred during the three months ended March 31, 2009 that would require a response to this item.

Item 6. Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated by reference.

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

D. Kirk McAllaster, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date: May 14, 2009

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2009 (and are numbered in accordance with Item 601 of Regulation S-B).

Exhibit No.	Description
3.1	Articles of Incorporation. (Incorporated by reference to the Company’s Registration Statement on Form 10-SB (File No. 000-51962) filed on May 1, 2006).
3.2	Amended and Restated Bylaws. (Incorporated by reference to the Company’s Registration Statement on Form 10-SB (File No. 000-51962) filed on May 1, 2006).
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