Form 10-Q
period 2009-06-30
Cole Credit Property Trust Inc
filed 2009-08-14
CIK 1289272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____
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
Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if smaller reporting company) ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
As of August 14, 2009, there were 10,090,951 shares of common stock, par value $0.01, of Cole Credit Property Trust, Inc. outstanding.

COLE CREDIT PROPERTY TRUST, INC.
INDEX

PART I
FINANCIAL INFORMATION
The accompanying condensed consolidated unaudited interim financial statements as of and for the three and six months ended June 30, 2009 have been prepared by Cole Credit Property Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.
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

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(Dollar amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2009	2008
ASSETS
Investment in real estate assets:
Land	$55,317	$55,321
Buildings and improvements, less accumulated depreciation of $15,430 and $13,588, respectively	108,121	109,963
Acquired intangible lease assets, less accumulated amortization of $8,208 and $7,246, respectively	20,130	21,092

Total investment in real estate assets, net	183,568	186,376
Cash and cash equivalents	1,419	923
Rents and tenant receivables, less allowance for doubtful accounts of $167 and $167, respectively	2,356	2,084
Prepaid expenses and other assets	44	104
Deferred financing costs, less accumulated amortization of $1,615 and $1,415, respectively	955	1,155

Total assets	$188,342	$190,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable and line of credit	$118,727	$117,977
Accounts payable and accrued expenses	643	757
Due to affiliates	38	167
Acquired below market lease intangibles, less accumulated amortization of $916 and $814, respectively	1,323	1,425
Distributions payable	589	589
Deferred rent and other liabilities	361	590

Total liabilities	121,681	121,505

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 10,090,951 shares issued and outstanding	101	101
Capital in excess of par value	90,424	90,424
Accumulated distributions in excess of earnings	(23,864)	(21,388)

Total stockholders’ equity	66,661	69,137

Total liabilities and stockholders’ equity	$188,342	$190,642

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$4,150	$3,985	$8,057	$7,969
Tenant reimbursement income	97	84	206	166

Total revenue	4,247	4,069	8,263	8,135

Expenses:
General and administrative	194	179	360	301
Property operating expenses	131	123	260	240
Property and asset management fees	115	239	236	486
Depreciation	921	921	1,842	1,842
Amortization	451	450	901	901

Total operating expenses	1,812	1,912	3,599	3,770

Operating income	2,435	2,157	4,664	4,365

Other income (expense):
Interest and other income	—	9	12	15
Interest expense	(1,821)	(1,818)	(3,620)	(3,633)

Total other expense	(1,821)	(1,809)	(3,608)	(3,618)

Net income	$614	$348	$1,056	$747

Weighted average number of common shares outstanding:
Basic and diluted	10,090,951	10,090,951	10,090,951	10,090,951

Net income per common share:
Basic and diluted	$0.06	$0.03	$0.10	$0.07

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except share amounts)

	Common Stock			Accumulated	Total
	Number of		Capital in Excess	Distributions in	Stockholders’
	Shares	Par Value	in Par Value	Excess of Earnings	Equity
Balance, December 31, 2008	10,090,951	$101	$90,424	$(21,388)	$69,137
Distributions	—	—	—	(3,532)	(3,532)
Net income	—	—	—	1,056	1,056

Balance, June 30, 2009	10,090,951	$101	$90,424	$(23,864)	$66,661

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Six Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net income	$1,056	$747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,842	1,842
Amortization	1,060	1,056
Gain on sale of easement	(9)	—
Changes in assets and liabilities:
Rents and tenant receivables, net of allowance	(272)	(164)
Prepaid expenses and other assets	60	62
Accounts payable and accrued expenses	(114)	(138)
Due to affiliates	(129)	—
Deferred rent and other liabilities	(229)	(26)

Net cash provided by operating activities	3,265	3,379

Cash flows from investing activities:
Proceeds from sale of easement	13	—

Net cash provided by investing activities	13	—

Cash flows from financing activities:
Proceeds from line of credit	750	—
Distributions to investors	(3,532)	(3,531)
Deferred financing costs paid	—	(48)

Net cash used in financing activities	(2,782)	(3,579)

Net increase (decrease) in cash and cash equivalents	496	(200)
Cash and cash equivalents, beginning of period	923	913

Cash and cash equivalents, end of period	$1,419	$713

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Dividends declared and unpaid	$589	$589

Supplemental Cash Flow Disclosures:
Interest paid	$3,439	$3,456

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2009
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
At June 30, 2009, the Company owned 42 properties comprising approximately 1.0 million square feet of single-tenant, retail space located in 19 states. At June 30, 2009, these properties were 100% leased.
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 8 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2008, and related notes thereto set forth in the Company’s Annual Report on Form 10-K.
The accompanying condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.
Redemptions of Common Stock
The Company will determine at the beginning of each fiscal year the maximum amount of shares that it may redeem during that year. The Company may use up to 1.0% of its annual cash flow to meet these redemption needs, including cash proceeds generated from new offerings, operating cash flow not intended for dividends, borrowings, and capital transactions such as asset sales or refinancings. On December 15, 2008, the Company’s board determined that no amounts were to be made available for redemption during the year ending December 31, 2009. The shares the Company redeems under its share redemption program will be canceled and return to the status of authorized but unissued shares. The Company does not intend to resell such shares to the public unless they are first registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and under appropriate state securities laws or otherwise sold in compliance with such laws. As of June 30, 2009, the Company had redeemed 7,300 shares at an average of $9.35 per share under the share redemption program.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2009
Reportable Segments
The Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company determined that it had one reportable segment, commercial properties, which consist of activities related to investing in real estate. The commercial properties are geographically diversified throughout the United States, and the Company’s chief operating decision maker evaluates operating performance on an overall portfolio level. These commercial properties have similar economic characteristics, therefore the Company’s properties have been aggregated into one reportable segment.
Investment In and Valuation of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate and related intangible assets to their fair value and recognize an impairment loss. The Company continues to monitor several properties for which tenants have experienced financial difficulties. The undiscounted future operating cash flows expected from the use of these properties and their related intangible assets and their eventual disposition continue to exceed the carrying value of the assets as of June 30, 2009. Should the conditions of any of these properties change, the undiscounted future operating cash flows expected may change and adversely affect the recoverability of the carrying values related to these properties. No impairment losses were recorded for the six months ended June 30, 2009 and 2008.
NOTE 3 — FAIR VALUE MEASUREMENTS
The Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) as amended by FASB Staff Position (“FSP”) FAS No. 157-1, FSP FAS No. 157-2 and FSP FAS No. 157-3, on January 1, 2008. Fair value is defined by SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Financial assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as defined in SFAS No. 157. The three levels are as follows:
Level 1 — Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2 — Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).
Level 3 — Unobservable inputs, only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.
SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), as amended by FSP FAS No. 107-1, requires disclosure of fair value of all financial instruments in interim financial statements as well as in annual financial statements.
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents, restricted cash, rents and tenant receivable and accounts payable and accrued expenses — The Company considers the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization. The Company’s investments in highly liquid money market funds are valued using level 1 inputs.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2009
Mortgage notes payable and line of credit — The fair value is estimated using a discounted cash flow technique based on estimated borrowing rates available to the Company as of June 30, 2009. The estimated fair value of the mortgage notes payable and line of credit at June 30, 2009 was approximately $112.4 million, as compared to the carrying value of approximately $118.7 million. The estimated fair value of the mortgage notes payable at December 31, 2008 was approximately $114.7 million, as compared to the carrying value of approximately $118.0 million.
Considerable judgment is necessary to develop estimated fair values of certain financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.
NOTE 4 — MORTGAGE NOTES PAYABLE AND LINE OF CREDIT
At June 30, 2009, the Company had 38 mortgage notes payable totaling approximately $118.0 million, with interest rates ranging from 4.62% to 6.68% and a weighted average interest rate of approximately 5.76%. The mortgage notes payable mature on various dates from November 2009 through September 2017, with a weighted average remaining term of approximately 3.8 years. Each of the mortgage notes are secured by the respective property. The mortgage notes are generally non-recourse to the Company and Cole OP I, but both are liable for customary non-recourse carve-outs.
As of June 30, 2009, the Company had $750,000 outstanding under a $1.5 million revolving line of credit. The revolving line of credit bears interest at a variable rate equal to the one-month LIBOR plus 175 basis points and matures in March 2011. The revolving line of credit is secured by one property.
NOTE 5 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending, or known to be contemplated, against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may be potentially liable for costs and damages related to environmental matters. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and the Company is not aware of any other environmental condition that it believes will have a material adverse effect on its consolidated financial statements.
NOTE 6 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
Certain affiliates of the Company received fees and compensation in connection with the Company’s private placement of shares of its common stock, and receive fees and compensation in connection with the acquisition, management and sale of the assets of the Company.
If Cole Advisors provides substantial services, as determined by the Company, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors a financing coordination fee equal to 1% of the amount available under such financing; provided, however, that Cole Advisors shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors received such a fee. Financing coordination fees payable from loan proceeds from permanent financing will be paid to Cole Advisors as the Company acquires such permanent financing. However, no fees are paid on loan proceeds from any line of credit until such time as all net offering proceeds have been invested by the Company. During the three and six months ended June 30, 2009, the Company paid no amounts to Cole Advisors for finance coordination fees. During the three and six months ended June 30, 2008, the Company paid Cole Advisors $0 and approximately $15,000 for finance coordination fees, respectively.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2009
The Company pays, and expects to continue to pay, Cole Realty Advisors, Inc. (“Cole Realty”), its affiliated property manager, fees for the management and leasing of the Company’s properties. Property management fees are equal to 3% of gross revenues, and leasing fees are at prevailing market rates, not to exceed the greater of $4.50 per square foot or 7.5% of the total lease obligation. During the three and six months ended June 30, 2009, the Company paid Cole Realty approximately $115,000 and $236,000 for property management fees, respectively. During the three and six months ended June 30, 2008, the Company paid Cole Realty approximately $115,000 and $237,000 for property management fees, respectively. Cole Realty, or its affiliates, also receives acquisition and advisory fees of up to 3% of the contract purchase price of each property. During each of the three and six months ended June 30, 2009 and 2008, the Company did not pay any acquisition fees to Cole Realty.
The Company is obligated to pay Cole Advisors an annualized asset management fee of up to 0.75% of the aggregate asset value of the Company’s assets. Pursuant to a waiver of the fee by Cole Advisors, no asset management fees were paid during the three and six months ended June 30, 2009. The Company is not obligated to pay any additional amounts for such periods. However, Cole Advisors may elect to increase its asset management fees in future periods up to the 0.75% fee. During the three and six months ended June 30, 2008, the Company paid Cole Advisors approximately $124,000 and $249,000 for asset management fees, respectively.
If Cole Advisors, or its affiliates, provides a substantial amount of services, as determined by the Company, in connection with the sale of one or more properties, the Company will pay Cole Advisors an amount equal to 3% of the contract price of each asset sold. In no event will the combined disposition fee paid to Cole Advisors, its affiliates and unaffiliated third parties exceed the reasonable, customary and competitive amount for such services. In addition, after investors have received a return of their net capital contributions and a 7.5% annual cumulative, non-compounded return, then Cole Advisors is entitled to receive 20% of the remaining net sale proceeds. During each of the three and six months ended June 30, 2009 and 2008, the Company did not pay any fees or amounts to Cole Advisors relating to the sale of properties.
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
The Company may reimburse Cole Advisors for expenses it incurs in connection with its provision of administrative services, including related personnel costs. The Company does not reimburse for personnel costs in connection with services for which Cole Advisors receives acquisition fees or disposition fees. During each of the three and six months ended June 30, 2009 and 2008, the Company did not reimburse Cole Advisors for any such costs.
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
NOTE 8 — NEW ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) clarifies and amends the accounting guidance for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of SFAS No. 141(R) became effective for the Company for any business combinations occurring on or after January 1, 2009. If the Company acquires real estate properties in the future the Company expects SFAS No. 141(R) will have a material impact on its condensed consolidated unaudited financial statements. The adoption of SFAS No. 141(R) requires the Company to expense acquisition costs related to real estate transactions as incurred, compared to the former practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired. There were no property acquisitions during the six months ended June 30, 2009, therefore the adoption of SFAS No. 141(R) has not had a material impact on the Company’s condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2009
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51 (“SFAS No. 160”). This statement amends ARB 51 and revises accounting and reporting requirements for noncontrolling interest (formerly minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 was effective for the Company on January 1, 2009. The provisions of this standard are applied retrospectively upon adoption. The adoption of SFAS No. 160 has not had a material impact on the Company’s condensed consolidated unaudited financial statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS No. 165 is effective for the Company beginning April 1, 2009. The Company evaluated subsequent events through the date of filing this Quarterly Report on Form 10-Q on August 14, 2009 and no matters required disclosure.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification™ (the “Codification”) will become the source of authoritative GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On its effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification will be effective for the Company’s condensed consolidated unaudited financial statements beginning with the three months ending September 30, 2009. Because the Codification is not intended to change GAAP, the Company does not expect it to have a material impact on its condensed consolidated unaudited financial statements.

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
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, difficulties in refinancing existing debt, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration or termination of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows.
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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental income accounted for approximately 98% of total revenue during the three and six months ended June 30, 2009. As all of our properties are under lease, with an average remaining lease term of approximately 10.5 years, we believe our exposure to short-term changes in commercial rental rates on our portfolio is substantially mitigated.
As of June 30, 2009, the debt leverage ratio of our portfolio, which is the ratio of mortgage notes payable and borrowings outstanding under our line of credit to total gross real estate assets, was approximately 57%. Approximately 99% of our debt is subject to fixed interest rates, ranging from 4.62% to 6.68%, with a weighted average remaining term of approximately 3.8 years. As we have little outstanding variable rate debt, our exposure to short-term changes in interest rates is limited.
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
The current economic environment has lead to higher unemployment and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets causing higher tenant vacancies, declining rental rates, and declining property values. As of June 30, 2009, 100% of our rentable square feet were under lease. However, if the current economic recession persists, we may experience vacancies or be required to reduce rents on occupied space. If we do experience vacancies, our advisor will actively seek to lease our vacant space; however, as retailers and other tenants have been reducing their store expansion plans the amount of time required to re-tenant a property has been increasing.
Results of Operations
Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008
Revenue. Revenue increased approximately $178,000, or approximately 4%, to approximately $4.2 million for the three months ended June 30, 2009, compared to approximately $4.1 million for the three months ended June 30, 2008. The increase was primarily due to contractual rent increases based on changes in the consumer price index, offset by a reduction in rental rates on one property during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for approximately 98% of total revenue during each of the three months ended June 30, 2009 and 2008.
General and Administrative Expenses. General and administrative expenses increased approximately $15,000, or approximately 8%, to approximately $194,000 for the three months ended June 30, 2009, compared to approximately $179,000 for the three months ended June 30, 2008. The increase was primarily due to increased audit and tax fees, partially offset by lower transfer agent fees. The primary general and administrative expense items are legal and accounting fees, transfer agent fees, organizational costs, state franchise and income taxes and other licenses and fees.
Property Operating Expenses. Property operating expenses increased approximately $8,000, or approximately 7%, to approximately $131,000 for the three months ended June 30, 2009, compared to approximately $123,000 during the three months ended June 30, 2008. The increase was primarily due to an increase in annual property tax expense related to several properties. The primary property operating expense items consist of repairs and maintenance, property taxes, and insurance.

Property and Asset Management Fees. Property and asset management fees decreased approximately $124,000, or approximately 52%, to approximately $115,000 for the three months ended June 30, 2009, compared to approximately $239,000 during the three months ended June 30, 2008. The decrease is primarily due to our advisor waiving asset management fees for the three months ended June 30, 2009.
Depreciation and Amortization Expenses. Depreciation and amortization expenses remained constant at approximately $1.4 million during each of the three months ended June 30, 2009 and 2008.
Interest and Other Income. Interest and other income decreased approximately $8,000, or approximately 99%, to less than $1,000 for the three months ended June 30, 2009, compared to approximately $9,000 during the three months ended June 30, 2008. The decrease was primarily due to a reduction in average interest rates being earned on uninvested cash for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.
Interest Expense. Interest expense remained constant at approximately $1.8 million during the three months ended June 30, 2009 and 2008. Substantially all of our debt bears interest at fixed rates.
Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008
Revenue. Revenue increased approximately $128,000, or approximately 2%, to approximately $8.3 million for the six months ended June 30, 2009, compared to approximately $8.1 million for the six months ended June 30, 2008. The increase was primarily due to contractual rent increases based on changes in the consumer price index, offset by a reduction in rental rates on one property. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for approximately 98% of total revenue during each of the six months ended June 30, 2009 and 2008.
General and Administrative Expenses. General and administrative expenses increased approximately $59,000, or approximately 20%, to approximately $360,000 for the six months ended June 30, 2009, compared to approximately $301,000 for the six months ended June 30, 2008. The increase was primarily due to higher audit and tax fees and bank service charges, offset by lower transfer agent fees. The primary general and administrative expense items are legal and accounting fees, transfer agent fees, organizational costs, state franchise and income taxes and other licenses and fees.
Property Operating Expenses. Property operating expenses increased approximately $20,000, or approximately 8%, to approximately $260,000 for the six months ended June 30, 2009, compared to approximately $240,000 during the six months ended June 30, 2008. The increase was primarily due to an increase in annual property tax expense related to several properties partially offset by a decrease in building repairs. The primary property operating expense items are repairs and maintenance, property taxes, and insurance.
Property and Asset Management Fees. Property and asset management fees decreased approximately $250,000, or approximately 51%, to approximately $236,000 for the six months ended June 30, 2009, compared to approximately $486,000 during the six months ended June 30, 2008. The decrease was due to our advisor waiving asset management fees for the six months ended June 30, 2009.
Depreciation and Amortization Expenses. Depreciation and amortization expenses remained constant at approximately $2.7 million during each of the six months ended June 30, 2009 and 2008.
Interest and Other Income. Interest and other income decreased approximately $3,000, or approximately 20%, to approximately $12,000 for the six months ended June 30, 2009, compared to approximately $15,000 during the six months ended June 30, 2008. The decrease was primarily a reduction in average interest rates being earned on uninvested cash , partially offset by the gain on sale of an easement during the six months ended June 30, 2009.
Interest Expense. Interest expense remained constant at approximately $3.6 million during each of the six months ended June 30, 2009 and 2008. Substantially all of our debt bears interest at fixed rates.

Funds From Operations
We believe that funds from operations (“FFO”) is a useful indicator of the performance of a REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trust’s (“NAREIT”) definition or may interpret the current NAREIT definition differently than we do.
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
Our calculation of FFO is presented in the following table for the periods ended as indicated (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$614	$348	$1,056	$747
Add:
Depreciation of real estate assets	921	921	1,842	1,842
Amortization of lease related costs	451	450	901	901
Less:
Gain on sale of easement	—	—	(9)	—

FFO	$1,986	$1,719	$3,790	$3,490

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:
•	In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of approximately $71,000 and $154,000 during the three and six months ended June 30, 2009, respectively, and approximately $175,000 and $351,000 during the three and six months ended June 30, 2008, respectively.

•	Amortization of deferred financing costs totaled approximately $100,000 and $200,000 during the three and six months ended June 30, 2009, respectively, and approximately $100,000 and $196,000 during the three and six months ended June 30, 2008, respectively.
Liquidity and Capital Resources
Short-term Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements through net cash provided by property operations. We have a total of approximately $21.1 million of fixed rate debt maturing within the next 12 months, of which approximately $9.0 million is maturing during the year ending December 31, 2009. We are currently evaluating the possible financing or refinancing of certain loans. If we are unable to finance or refinance the amounts we expect to pay down the $9.0 million through a combination of the use of net cash provided by property operations, available borrowings under our $1.5 million revolving line of credit and from short term borrowings from an affiliate of our advisor. As of June 30, 2009 we had approximately $750,000 of available borrowings under our revolving line of credit.
Long-term Liquidity and Capital Resources
We expect to meet our long-term liquidity requirements through proceeds from available borrowings under our revolving line of credit, secured or unsecured financings or refinancings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations. We expect that our primary uses of capital will be for the payment of operating expenses, for interest expense on and repayment of any outstanding indebtedness, for the payment of tenant improvements and repairs and maintenance, for the possible reinvestment of proceeds from the strategic sale of properties in replacement properties and for the payment of distributions or redemptions to our stockholders.

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
During the six months ended June 30, 2009, we paid distributions of approximately $3.5 million, which were funded by cash flows from operations of approximately $3.3 million and excess cash flows from operations from previous periods of approximately $267,000. During the six months ended June 30, 2008, we paid distributions of approximately $3.5 million, which were funded by cash flows from operations of approximately $3.4 million and excess cash flows from operations from previous periods of approximately $152,000.
We expect that substantially all net cash resulting from any debt refinancing will be used to fund certain capital expenditures, repayments of outstanding debt, possible replacement properties, or distributions to our stockholders. We did not have any material commitments for capital expenditures as of June 30, 2009.
As of June 30, 2009, we had cash and cash equivalents of approximately $1.4 million, which we expect to be used primarily to pay operating expenses and stockholder distributions.
As of June 30, 2009, we had approximately $118.7 million of debt outstanding, consisting of approximately $118.0 million of fixed rate debt, and $750,000 outstanding under our revolving line of credit. The fixed rate debt has interest rates ranging from 4.62% to 6.68%, with a weighted average interest rate of approximately 5.76%, which matures on various dates from November 2009 to September 2017. See Note 4 to our condensed consolidated unaudited financial statements herein for terms of our revolving line of credit. Additionally, our debt leverage ratio, which is the ratio of mortgage notes payable and line of credit to total gross real estate assets, was approximately 57%, with a weighted average remaining term to maturity of approximately 3.8 years.

Our contractual obligations as of June 30, 2009, are as follows (dollar amounts in thousands):

	Payments due by period
		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Principal payments — fixed rate debt	$117,977	$21,075	$37,369	$3,394	$56,139
Interest payments — fixed rate debt	27,632	6,321	11,524	7,189	2,598
Principal payments — line of credit	750	—	750	—	—
Interest payments — line of credit (1)	23	13	10	—	—

Total	$146,382	$27,409	$49,653	$10,583	$58,737

(1)	Based on interest rate in effect at June 30, 2009.
Cash Flow Analysis
Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008
Operating Activities. Net cash provided by operating activities decreased approximately $114,000, or approximately 3%, to approximately $3.3 million for the six months ended June 30, 2009, compared to approximately $3.4 million for the six months ended June 30, 2008. The decrease was primarily due to decreases in deferred rents received and other liabilities, and due to affiliates, offset primarily by an increase in net income.
Investing Activities. Net cash provided by investing activities increased to approximately $13,000 for the six months ended June 30, 2009, compared to $0 for the six months ended June 30, 2008. The increase was due to proceeds from the sale of an easement during the six months ended June 30, 2009.
Financing Activities. Net cash used in financing activities decreased approximately $797,000, or approximately 22%, to approximately $2.8 million for the six months ended June 30, 2009, compared to approximately $3.6 million for the six months ended June 30, 2008. The decrease was primarily due to a $750,000 draw against our revolving line of credit during the six months ended June 30, 2009.
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
Inflation
We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in certain of our tenant leases that would protect us from the impact of inflation, such as step rental increases and percentage rent provisions. In addition, most of our leases require the tenant to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property. However, due to the long-term nature of the leases, the leases may not reset frequently enough to adequately offset the effects of inflation.

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
Related-Party Transactions and Agreements
We have entered into agreements with Cole Advisors and its affiliates, whereby we pay certain fees to, or reimburse certain expenses of, Cole Advisors or its affiliates for acquisition and advisory fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. See Note 6 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
New Accounting Pronouncements
Refer to Note 8 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation of applicable new accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.
Item 4T. Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2009, were effective for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
No change occurred in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are not a party to, and none of our properties are subject to any material pending legal proceedings.
Item 1A. Risk Factors
Not required for smaller reporting companies.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered securities during the three months ended June 30, 2009. No shares were redeemed during the three months ended June 30, 2009.
Item 3. Defaults Upon Senior Securities
No events occurred during the three months ended June 30, 2009 that would require a response to this item.
Item 4. Submission of Matters to a Vote of Security Holders
The Company held its 2009 Annual Meeting of Stockholders on May 29, 2009. All nominees standing for election as directors were elected.
The voting results for each of the three persons nominated were as follows:

Nominee	Votes For	Votes Withheld	Abstentions
Christopher H. Cole	6,172,316	51,500	N/A
D. Kirk McAllaster, Jr.	6,170,816	53,000	N/A
John M. Pons	6,170,816	53,000	N/A
There are no other members of the Company’s Board of Directors.
Item 5. Other Information
No events occurred during the three months ended June 30, 2009 that would require a response to this item.
Item 6. Exhibits
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

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
D. Kirk McAllaster, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date: August 14, 2009

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended June 30, 2009 (and are numbered in accordance with Item 601 of Regulation S-B).

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

32.1	*
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