Form 10-Q
period 2009-09-30
Cole Credit Property Trust Inc
filed 2009-11-12
CIK 1289272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-51962
COLE CREDIT PROPERTY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-0939158
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2555 East Camelback Road, Suite 400
Phoenix, Arizona, 85016	(602) 778-8700
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 12, 2009, there were 10,090,951 shares of common stock, par value $0.01, of Cole Credit Property Trust, Inc. outstanding.

COLE CREDIT PROPERTY TRUST, INC.
INDEX

PART I
FINANCIAL INFORMATION
The accompanying condensed consolidated unaudited interim financial statements as of and for the three and nine months ended September 30, 2009 have been prepared by Cole Credit Property Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.
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

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(Dollar amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2008
ASSETS
Investment in real estate assets:
Land	$55,317	$55,321
Buildings and improvements, less accumulated depreciation of $16,352 and $13,588, respectively	107,199	109,963
Acquired intangible lease assets, less accumulated amortization of $8,689 and $7,246, respectively	19,649	21,092

Total investment in real estate assets, net	182,165	186,376
Cash and cash equivalents	1,194	923
Rents and tenant receivables, less allowance for doubtful accounts of $178 and $167, respectively	2,556	2,084
Prepaid expenses and other assets	108	104
Deferred financing costs, less accumulated amortization of $1,713 and $1,415, respectively	857	1,155

Total assets	$186,880	$190,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable and line of credit	$118,727	$117,977
Accounts payable and accrued expenses	682	757
Due to affiliates	40	167
Acquired below market lease intangibles, less accumulated amortization of $967 and $814, respectively	1,272	1,425
Distributions payable	589	589
Deferred rent and other liabilities	192	590

Total liabilities	121,502	121,505

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 10,090,951 shares issued and outstanding	101	101
Capital in excess of par value	90,424	90,424
Accumulated distributions in excess of earnings	(25,147)	(21,388)

Total stockholders’ equity	65,378	69,137

Total liabilities and stockholders’ equity	$186,880	$190,642

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Rental income	$3,944	$3,984	$12,001	$11,954
Tenant reimbursement income	99	84	305	251

Total revenue	4,043	4,068	12,306	12,205

Expenses:
General and administrative	94	183	454	484
Property operating expenses	138	274	398	515
Property and asset management expenses	118	238	354	724
Depreciation	922	921	2,764	2,763
Amortization	450	450	1,351	1,351

Total operating expenses	1,722	2,066	5,321	5,837

Operating income	2,321	2,002	6,985	6,368

Other income (expense):
Interest and other income	1	4	13	19
Interest expense	(1,839)	(1,837)	(5,459)	(5,470)

Total other expense	(1,838)	(1,833)	(5,446)	(5,451)

Net income	$483	$169	$1,539	$917

Weighted average number of common shares outstanding:
Basic and diluted	10,090,951	10,090,951	10,090,951	10,090,951

Net income per common share:
Basic and diluted	$0.05	$0.02	$0.15	$0.09

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except share amounts)

	Common Stock			Accumulated	Total
	Number of		Capital in Excess in	Distributions in	Stockholders’
	Shares	Par Value	Par Value	Excess of Earnings	Equity
Balance, December 31, 2008	10,090,951	$101	$90,424	$(21,388)	$69,137
Distributions	—	—	—	(5,298)	(5,298)
Net income	—	—	—	1,539	1,539

Balance, September 30, 2009	10,090,951	$101	$90,424	$(25,147)	$65,378

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$1,539	$917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,764	2,763
Amortization	1,588	1,586
Gain on sale of easement	(9)	—
Changes in assets and liabilities:
Rents and tenant receivables, net of allowance	(472)	(311)
Prepaid expenses and other assets	(4)	(46)
Accounts payable and accrued expenses	(75)	17
Due to affiliates	(127)	—
Deferred rent and other liabilities	(398)	113

Net cash provided by operating activities	4,806	5,039

Cash flows from investing activities:
Investments in real estate and related assets	—	(20)
Proceeds from sale of easement	13	—

Net cash provided by (used in) investing activities	13	(20)

Cash flows from financing activities:
Proceeds from line of credit	750	—
Distributions to investors	(5,298)	(5,297)
Deferred financing costs paid	—	(48)

Net cash used in financing activities	(4,548)	(5,345)

Net increase (decrease) in cash and cash equivalents	271	(326)
Cash and cash equivalents, beginning of period	923	913

Cash and cash equivalents, end of period	$1,194	$587

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Dividends declared and unpaid	$589	$589

Supplemental Cash Flow Disclosures:
Interest paid	$5,178	$5,193

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2009
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
At September 30, 2009, the Company owned 42 properties comprising approximately 1.0 million square feet of single-tenant, retail space located in 19 states. At September 30, 2009, these properties were 100% leased.
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
Redemptions of Common Stock
The Company will determine at the beginning of each fiscal year the maximum amount of shares that it may redeem during that year. The Company may use up to 1.0% of its annual cash flow to meet these redemption needs, including cash proceeds generated from new offerings, operating cash flow not intended for dividends, borrowings, and capital transactions such as asset sales or refinancings. On December 15, 2008, the Company’s board determined that no amounts were to be made available for redemption during the year ending December 31, 2009. The shares the Company redeems under its share redemption program will be cancelled and return to the status of authorized but unissued shares. The Company does not intend to resell such shares to the public unless they are first registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and under appropriate state securities laws or otherwise sold in compliance with such laws. As of September 30, 2009, the Company had redeemed a total of 7,300 shares, at an average of $9.35 per share, under the share redemption program. During the three and nine months ended September 30, 2009 and 2008, the Company did not redeem any shares under the share redemption program.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2009
Reportable Segments
The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting (“ASC 280”), establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company has one reportable segment, commercial properties, which consists of activities related to investing in real estate. The commercial properties are geographically diversified throughout the United States, and the Company’s chief operating decision maker evaluates operating performance on an overall portfolio level. These commercial properties have similar economic characteristics, therefore the Company’s properties have been aggregated into one reportable segment.
Investment In and Valuation of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate and related intangible assets to their fair value and recognize an impairment loss. The Company continues to monitor several properties for which tenants have experienced financial difficulties. The undiscounted future operating cash flows expected from the use of these properties and their related intangible assets and their eventual disposition continue to exceed the carrying value of the assets as of September 30, 2009. Should the conditions of any of these properties change, the undiscounted future operating cash flows expected may change and adversely affect the recoverability of the carrying values related to these properties. No impairment losses were recorded for the three and nine months ended September 30, 2009 and 2008.
NOTE 3 — FAIR VALUE MEASUREMENTS
ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Financial assets and liabilities are measured using inputs from three levels of the fair value hierarchy as follows:
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents, rents and tenant receivables and accounts payable and accrued expenses — The Company considers the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization. The Company’s investments in highly liquid money market funds are valued using level 1 inputs.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2009
Mortgage notes payable and line of credit — The fair value is estimated using a discounted cash flow technique based on estimated borrowing rates available to the Company as of September 30, 2009. The estimated fair value of the mortgage notes payable and line of credit at September 30, 2009 was approximately $114.0 million, as compared to the carrying value of approximately $118.7 million. The estimated fair value of the mortgage notes payable at December 31, 2008 was approximately $114.7 million, as compared to the carrying value of approximately $118.0 million.
Considerable judgment is necessary to develop estimated fair values of certain financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.
NOTE 4 — MORTGAGE NOTES PAYABLE AND LINE OF CREDIT
As of September 30, 2009, the Company had 38 mortgage notes payable totaling approximately $118.0 million, with fixed interest rates ranging from 4.62% to 6.68% and a weighted average interest rate of approximately 5.76%. The mortgage notes payable mature on various dates from November 2009 through September 2017, with a weighted average remaining term of approximately 3.6 years. Each of the mortgage notes are secured by the respective property. The mortgage notes are generally non-recourse to the Company and Cole OP I, but both are liable for customary non-recourse carve-outs. The mortgage notes are collateralized by substantially all of the Company’s real estate assets.
As of September 30, 2009, the Company had $750,000 outstanding under a $1.5 million revolving line of credit. The revolving line of credit bears interest at a variable rate equal to the one-month LIBOR plus 175 basis points and matures in March 2011. The revolving line of credit is secured by one property.
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
If Cole Advisors provides substantial services, as determined by the Company, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors a financing coordination fee equal to 1% of the amount available under such financing; provided, however, that Cole Advisors shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors received such a fee. Financing coordination fees payable from loan proceeds from permanent financing will be paid to Cole Advisors as the Company acquires such permanent financing. However, no fees are paid on loan proceeds from any line of credit until such time as all net offering proceeds have been invested by the Company. During the three and nine months ended September 30, 2009, the Company paid no amounts to Cole Advisors for finance coordination fees. During the three and nine months ended September 30, 2008, the Company paid Cole Advisors $0 and approximately $15,000 for finance coordination fees, respectively.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2009
The Company pays, and expects to continue to pay, Cole Realty Advisors, Inc. (“Cole Realty”), its affiliated property manager, fees for the management and leasing of the Company’s properties. Property management fees are equal to 3% of gross revenues, and leasing fees are at prevailing market rates, not to exceed the greater of $4.50 per square foot or 7.5% of the total lease obligation. During the three and nine months ended September 30, 2009, the Company paid Cole Realty approximately $116,000 and $356,000 for property management fees, respectively. During the three and nine months ended September 30, 2008, the Company paid Cole Realty approximately $114,000 and $351,000 for property management fees, respectively. Cole Realty, or its affiliates, also receives acquisition and advisory fees of up to 3% of the contract purchase price of each property. During each of the three and nine months ended September 30, 2009 and 2008, the Company did not pay any acquisition fees to Cole Realty. As of September 30, 2009 and December 31, 2008, the Company had approximately $40,000 and $42,000, respectively, due to Cole Realty Advisors for property management fees incurred.
The Company is obligated to pay Cole Advisors an annualized asset management fee of up to 0.75% of the aggregate asset value of the Company’s assets. Pursuant to a waiver of the fee by Cole Advisors, no asset management fees were paid during the three and nine months ended September 30, 2009. The Company is not obligated to pay any amounts for such periods. However, Cole Advisors may elect to increase its asset management fees in future periods up to the 0.75% fee. During the three and nine months ended September 30, 2008, the Company paid Cole Advisors approximately $124,000 and $373,000 for asset management fees, respectively. As of September 30, 2009 and December 31, 2008, the Company had approximately $0 and $125,000, respectively, due to Cole Advisors for asset management fees incurred and not yet paid.
If Cole Advisors, or its affiliates, provides a substantial amount of services, as determined by the Company, in connection with the sale of one or more properties, the Company will pay Cole Advisors an amount equal to 3% of the contract price of each asset sold. In no event will the combined disposition fee paid to Cole Advisors, its affiliates and unaffiliated third parties exceed the reasonable, customary and competitive amount for such services. In addition, after investors have received a return of their net capital contributions and a 7.5% annual cumulative, non-compounded return, then Cole Advisors is entitled to receive 20% of the remaining net sale proceeds. During each of the three and nine months ended September 30, 2009 and 2008, the Company did not pay any fees or amounts to Cole Advisors relating to the sale of properties.
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
The Company may reimburse Cole Advisors for expenses it incurs in connection with its provision of administrative services, including related personnel costs. The Company does not reimburse for personnel costs in connection with services for which Cole Advisors receives acquisition fees or disposition fees. During the three and nine months ended September 30, 2009 and 2008, the Company did not reimburse Cole Advisors for any such costs.
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

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2009
NOTE 8 — NEW ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, codified primarily in ASC 805, Business Combinations (“ASC 805”). ASC 805 clarifies and amends the accounting guidance for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of ASC 805 became effective for the Company for any business combinations occurring on or after January 1, 2009. If the Company acquires real estate properties in the future the Company expects ASC 805 will have a material impact on its condensed consolidated unaudited financial statements. The adoption of ASC 805 requires the Company to expense acquisition costs related to real estate transactions as incurred, compared to the former practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired. There were no property acquisitions during the nine months ended September 30, 2009, therefore the adoption of ASC 805 has not had a material impact on the Company’s condensed consolidated unaudited financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51, codified primarily in ASC 810, Consolidation (“ASC 810”). This statement amends ARB 51 and revises accounting and reporting requirements for noncontrolling interest (formerly minority interest) in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 was effective for the Company on January 1, 2009. The provisions of this standard are applied retrospectively upon adoption. The adoption of ASC 810 has not had a material impact on the Company’s condensed consolidated unaudited financial statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events, codified primarily in ASC 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. ASC 855 was effective for the Company beginning on April 1, 2009. The additional disclosures required by this pronouncement are included in Note 9.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification™ (the “Codification”) will become the source of authoritative GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for Securities and Exchange Commission registrants. The Codification became effective on July 1, 2009 and superseded all then-existing non-Securities and Exchange Commission accounting and reporting standards. All other non-grandfathered non-Securities and Exchange Commission accounting literature not included in the Codification is nonauthoritative. The Company adopted the Codification beginning on July 1, 2009. Because the Codification is not intended to change GAAP, it did not have a material impact on the Company’s condensed consolidated unaudited financial statements.
In August 2009, the FASB issued Accounting Standard Update 2009-05, Fair Value Measurements and Disclosures (“ASU 2009-05”), which provides alternatives to measuring the fair value of liabilities when a quoted price for an identical liability traded in an active market does not exist. The alternatives include using either (1) a valuation technique that uses quoted prices for identical or similar liabilities or (2) another valuation technique, such as a present value technique or a technique that is based on the amount paid or received by the reporting entity to transfer an identical liability. The amended guidance will be effective for the Company beginning October 1, 2009. The Company does not expect the adoption of ASU 2009-05 to have a material impact on its condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2009
NOTE 9 — SUBSEQUENT EVENTS
The Company evaluated subsequent events through the date of filing this Quarterly Report on Form 10-Q, November 12, 2009.
Mortgage Notes Payable
On November 11, 2009, the Company elected to extend the maturity date of four mortgage loans totaling approximately $6.5 million to November 11, 2029 in accordance with the hyper-amortization provisions of the respective promissory notes. Under the hyper-amortization provisions, the maturity dates will be extended by 20 years. During such period, the lender will apply 100% of the rents collected to the following items in the order indicated: (i) payment of accrued interest at the original fixed interest rate, (ii) all payments for escrow or reserve accounts, (iii) any operating expenses of the property pursuant to an approved annual budget, (iv) any extraordinary operating or capital expenses, and (v) the balance of the rents collected will be applied to the following in such order as the lender may determine: (1) any other amounts due in accordance with the loan documents, (2) the reduction of the principal balance of the promissory notes, and (3) interest accrued at the “Revised Interest Rate” but not previously paid. As used herein, Revised Interest Rate means an interest rate equal to the greater of (A) the initial fixed interest rate as stated in the respective promissory note agreement plus 2.0% per annum or (B) the then current Treasury Constant Maturity Yield Index plus 2.0% per annum. The Company expects the interest rates on the extended loans to range from 7.15% to 7.36%.

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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental income accounted for approximately 98% of total revenue during the three and nine months ended September 30, 2009. As all of our properties are under lease, with a weighted average remaining lease term of approximately 11.5 years, we believe our exposure to short-term changes in commercial rental rates on our portfolio is substantially mitigated.

As of September 30, 2009, the debt leverage ratio of our portfolio, which is the ratio of mortgage notes payable and borrowings outstanding under our line of credit to total gross real estate assets net of gross intangible lease liabilities, was approximately 58%. Approximately 99% of our debt is subject to fixed interest rates, ranging from 4.62% to 6.68%, with a weighted average remaining term of approximately 3.6 years. As we have little outstanding variable rate debt, our exposure to short-term changes in interest rates is limited. However, if we refinance our existing debt as it matures, we will be subject to new interest rates on the refinanced debt.
Recent Market Conditions
Although there are signs of recovery, the current mortgage lending and interest rate environment for real estate in general continues to be dislocated, and the overall economic fundamentals remain uncertain. Domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system. These disruptions have severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. We have experienced and may continue to experience more stringent lending criteria, which may affect our ability to refinance our debt at maturity. Additionally, if we are able to refinance our existing debt as it matures it may be at rates and terms which are less favorable than our existing debt, which may adversely affect our results of operations and the dividend rate we are able to pay to our investors. Additionally, if we are required to sell any of our properties to meet our liquidity requirements it will result in lower rental revenue and it may be at a price less than our acquisition price for the property, each of which would adversely impact our results of operations and the dividend rate we are able to pay to our investors.
The current economic environment has lead to higher unemployment and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets causing higher tenant vacancies, declining rental rates, and declining property values. As of September 30, 2009, 100% of our rentable square feet were under lease. However, if the current economic recession persists, we may experience vacancies or be required to reduce rents on occupied space. If we do experience vacancies, our advisor will actively seek to lease our vacant space; however, as retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-tenant a property has been increasing.
Results of Operations
Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008
Revenue. Revenue remained relatively constant, decreasing approximately $25,000, or approximately 1%, to approximately $4.0 million for the three months ended September 30, 2009, compared to approximately $4.1 million for the three months ended September 30, 2008. The decrease was primarily due to a reduction in rental rates on one property during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for approximately 98% of total revenue during each of the three months ended September 30, 2009 and 2008.
General and Administrative Expenses. General and administrative expenses decreased approximately $89,000, or approximately 49%, to approximately $94,000 for the three months ended September 30, 2009, compared to approximately $183,000 for the three months ended September 30, 2008. The decrease was primarily due to decreased tax preparation and advisory fees, state income taxes and transfer agent fees, partially offset by increased legal and audit fees. The primary general and administrative expense items are legal and accounting fees, state franchise and income taxes, transfer agent fees and other licenses and fees.
Property Operating Expenses. Property operating expenses decreased approximately $136,000, or approximately 50%, to approximately $138,000 for the three months ended September 30, 2009, compared to approximately $274,000 during the three months ended September 30, 2008. The decrease was primarily due to a decrease in bad debt expense and property repairs and maintenance, partially offset by an increase in annual property tax expense related to several properties. The primary property operating expense items consist of property taxes, insurance, bad debt expense and property repairs and maintenance.
Property and Asset Management Fees. Property and asset management fees decreased approximately $120,000, or approximately 50%, to approximately $118,000 for the three months ended September 30, 2009, compared to approximately $238,000 during the three months ended September 30, 2008. The decrease was due to our advisor waiving asset management fees for the three months ended September 30, 2009.

Depreciation and Amortization Expenses. Depreciation and amortization expenses remained constant at approximately $1.4 million during each of the three months ended September 30, 2009 and 2008.
Interest and Other Income. Interest and other income decreased approximately $3,000, or approximately 75%, to approximately $1,000 for the three months ended September 30, 2009, compared to approximately $4,000 during the three months ended September 30, 2008. The decrease was primarily due to a reduction in average interest rates being earned on uninvested cash for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.
Interest Expense. Interest expense remained constant at approximately $1.8 million during the three months ended September 30, 2009 and 2008. Substantially all of our debt bears interest at fixed rates.
Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008
Revenue. Revenue remained relatively constant, increasing approximately $101,000, or approximately 1%, to approximately $12.3 million for the nine months ended September 30, 2009, compared to approximately $12.2 million for the nine months ended September 30, 2008. The increase was primarily due to contractual rent increases, offset by a reduction in rental rates on one property. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for approximately 98% of total revenue during each of the nine months ended September 30, 2009 and 2008.
General and Administrative Expenses. General and administrative expenses decreased approximately $30,000, or approximately 6%, to approximately $454,000 for the nine months ended September 30, 2009, compared to approximately $484,000 for the nine months ended September 30, 2008. The decrease was primarily due to decreased transfer agent fees and state income taxes, offset by increased audit fees and bank service charges. The primary general and administrative expense items are legal and accounting fees, state franchise and income taxes, transfer agent fees and other licenses and fees.
Property Operating Expenses. Property operating expenses decreased approximately $117,000, or approximately 23%, to approximately $398,000 for the nine months ended September 30, 2009, compared to approximately $515,000 during the nine months ended September 30, 2008. The decrease was primarily due to a decrease in bad debt expense and property repairs and maintenance, offset by an increase in annual property tax expense related to several properties. The primary property operating expense items are property taxes, insurance, property repairs and maintenance and bad debt expense.
Property and Asset Management Fees. Property and asset management fees decreased approximately $370,000, or approximately 51%, to approximately $354,000 for the nine months ended September 30, 2009, compared to approximately $724,000 during the nine months ended September 30, 2008. The decrease was due to our advisor waiving asset management fees for the nine months ended September 30, 2009.
Depreciation and Amortization Expenses. Depreciation and amortization expenses remained constant at approximately $4.1 million during each of the nine months ended September 30, 2009 and 2008.
Interest and Other Income. Interest and other income decreased approximately $6,000, or approximately 32%, to approximately $13,000 for the nine months ended September 30, 2009, compared to approximately $19,000 during the nine months ended September 30, 2008. The decrease was primarily due to a reduction in average interest rates being earned on uninvested cash, partially offset by the gain on sale as a result of an easement condemnation during the nine months ended September 30, 2009.
Interest Expense. Interest expense remained constant at approximately $5.5 million during each of the nine months ended September 30, 2009 and 2008. Substantially all of our debt bears interest at fixed rates.

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
Our calculation of FFO is presented in the following table for the periods ended as indicated (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$483	$169	$1,539	$917
Add:
Depreciation of real estate assets	922	921	2,764	2,763
Amortization of lease related costs	450	450	1,351	1,351
Less:
Gain on sale of easement	—	—	(9)	—

FFO	$1,855	$1,540	$5,645	$5,031

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:
•	In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of approximately $72,000 and $226,000 during the three and nine months ended September 30, 2009, respectively, and approximately $171,000 and $521,000 during the three and nine months ended September 30, 2008, respectively.

•	Amortization of deferred financing costs totaled approximately $98,000 and $298,000 during the three and nine months ended September 30, 2009, respectively, and approximately $100,000 and $296,000 during the three and nine months ended September 30, 2008, respectively.

Liquidity and Capital Resources
Short-term Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements through net cash provided by property operations. We have a total of approximately $44.0 million of fixed rate debt maturing within the next 12 months, of which approximately $9.0 million is maturing during the year ending December 31, 2009. Subsequent to September 30, 2009, we extended the maturity dates of four mortgage loans totaling approximately $6.5 million to November 11, 2029, as further described in Note 9 to our condensed consolidated unaudited financial statements. In accordance with the hyper-amortization provisions, these loans will require us to apply 100% of the rents received from the properties securing the debt to pay interest due on the loans, reserves, if any, and principal reductions until such balance is paid in full through the extended maturity dates, all of which will adversely affect our results of operations and the dividend rate that we are able to pay to our investors. We continue to evaluate the possible financing or refinancing of the $6.5 million of fixed rate debt for which the maturity dates were extended. In addition, we are currently evaluating the possible financing or refinancing of the remaining $2.5 million of fixed rate debt maturing during the year ending December 31, 2009 and the remaining $37.5 million maturing within the next 12 months. If we are unable to finance or refinance the amounts maturing we expect to pay down any remaining amounts through a combination of the use of net cash provided by property operations, available borrowings under our $1.5 million revolving line of credit, the potential sale of certain properties, from short term borrowings from an affiliate of our advisor or, as each of the loans maturing contain hyper amortization provisions, we may elect to extend the maturity dates of the mortgage notes in accordance with the hyper amortization provisions. If we are able to refinance our existing debt as it matures it may be at rates and terms that are less favorable than our existing debt or, if we elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, the interest rates charged to us will be higher, each of which may adversely affect our results of operations and the dividend rate we are able to pay to our investors. As of September 30, 2009 we had approximately $750,000 of available borrowings under our revolving line of credit.
Long-term Liquidity and Capital Resources
We expect to meet our long-term liquidity requirements through proceeds from available borrowings under our revolving line of credit, secured or unsecured financings or refinancings from banks and other lenders, the selective and strategic sale of certain properties and net cash flows from operations. We expect that our primary uses of capital will be for the payment of operating expenses, for interest expense on and repayment of any outstanding indebtedness, for the payment of tenant improvements and repairs and maintenance, for the possible reinvestment of proceeds from the strategic sale of properties in replacement properties and for the payment of distributions or redemptions to our stockholders.
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
During the nine months ended September 30, 2009, we paid distributions of approximately $5.3 million, which were funded by cash flows from operations of approximately $4.8 million, excess cash flows from operations from previous periods of approximately $332,000 and proceeds from our line of credit of approximately $160,000. During the nine months ended September 30, 2008, we paid distributions of approximately $5.3 million, which were funded by cash flows from operations of approximately $5.0 million, excess cash flows from operations from previous periods of approximately $229,000 and net proceeds from notes payable of approximately $29,000.
We expect that substantially all net cash resulting from any debt refinancing will be used to fund repayments of outstanding debt, certain capital expenditures, possible replacement properties, or distributions to our stockholders. We did not have any material commitments for capital expenditures as of September 30, 2009.

As of September 30, 2009, we had cash and cash equivalents of approximately $1.2 million, which we expect to be used primarily to pay operating expenses and stockholder distributions.
As of September 30, 2009, we had approximately $118.7 million of debt outstanding, consisting of approximately $118.0 million of fixed rate debt, and $750,000 outstanding under our revolving line of credit. The fixed rate debt has interest rates ranging from 4.62% to 6.68%, with a weighted average interest rate of approximately 5.76%, which matures on various dates from November 2009 to September 2017. See Note 4 to our condensed consolidated unaudited financial statements herein for terms of our revolving line of credit. Additionally, our debt leverage ratio, which is the ratio of mortgage notes payable and line of credit to total gross real estate assets net of gross intangible lease liabilities, was approximately 58%, with a weighted average remaining term to maturity of approximately 3.6 years.
Our contractual obligations as of September 30, 2009, are as follows (dollar amounts in thousands):

	Payments due by period*
		Less Than 1			More Than 5
	Total	Year	1-3 Years	4-5 Years	Years
Principal payments — fixed rate debt	$117,977	$43,989	$14,455	$26,476	$33,057
Interest payments — fixed rate debt	25,894	5,817	11,213	7,037	1,827
Principal payments — line of credit	750	—	750	—	—
Interest payments — line of credit (1)	23	15	8	—	—

Total	$144,644	$49,821	$26,426	$33,513	$34,884

*	The table above does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(1)	Based on interest rate in effect at September 30, 2009.
Cash Flow Analysis
Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008
Operating Activities. Net cash provided by operating activities decreased approximately $233,000, or approximately 5%, to approximately $4.8 million for the nine months ended September 30, 2009, compared to approximately $5.0 million for the nine months ended September 30, 2008. The decrease was primarily due to increased rents and tenant receivables and a decrease in the change in deferred rents and other liabilities and due to affiliates, offset primarily by an increase in net income.
Investing Activities. Net cash provided by investing activities was approximately $13,000 for the nine months ended September 30, 2009, compared to net cash used in investing activities of approximately $20,000 for the nine months ended September 30, 2008. The change was due to proceeds from the sale of an easement during the nine months ended September 30, 2009, as well as capital expenditures incurred during the nine months ended September 30, 2008.
Financing Activities. Net cash used in financing activities decreased approximately $797,000, or approximately 15%, to approximately $4.5 million for the nine months ended September 30, 2009, compared to approximately $5.3 million for the nine months ended September 30, 2008. The decrease was primarily due to a $750,000 borrowing on our revolving line of credit during the nine months ended September 30, 2009.

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

Subsequent Events
Certain events occurred subsequent to September 30, 2009 through the date of this Quarterly Report on Form 10-Q. Refer to Note 9 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. Such events include:
•	Extension of the maturity date of certain mortgage notes payable.
New Accounting Pronouncements
Refer to Note 8 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation of applicable new accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.

Item 4T.	Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2009, were effective for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
No change occurred in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
We are not a party to, and none of our properties are subject to any material pending legal proceedings.

Item 1A.	Risk Factors
Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered securities during the three months ended September 30, 2009. No shares were redeemed during the three months ended September 30, 2009.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended September 30, 2009 that would require a response to this item.

Item 4.	Submission of Matters to a Vote of Security Holders
No events occurred during the three months ended September 30, 2009 that would require a response to this item.

Item 5.	Other Information
No events occurred during the three months ended September 30, 2009 that would require a response to this item.

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
D. Kirk McAllaster, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: November 12, 2009

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended September 30, 2009 (and are numbered in accordance with Item 601 of Regulation S-K).

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