Form 10-K
period 2009-12-31
Cole Credit Property Trust Inc
filed 2010-03-29
CIK 1289272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-51962
COLE CREDIT PROPERTY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-0939158
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2555 East Camelback Road, Suite 400
Phoenix, Arizona, 85016	(602) 778-8700
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

None	None
Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class
Common Stock, par value $0.01 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated file in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates as of June 30, 2009: approximately $100.9 million assuming a market value of $10.00 per share. No established market exists for the Registrant’s common stock.
The number of shares of common stock outstanding as of March 29, 2010 was 10,090,951.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Cole Credit Property Trust, Inc. Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K of Cole Credit Property Trust, Inc. other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (“SEC”). We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

PART I
ITEM 1. BUSINESS
Formation
Cole Credit Property Trust, Inc. (the “Company,” “we,” “our,” or “us”) is a Maryland corporation that was formed on March 29, 2004 that is organized and operates as a real estate investment trust (“REIT”) for federal income tax purposes. We were organized to acquire and operate commercial real estate primarily consisting of net leased, freestanding, single-tenant, income-generating retail properties located throughout the United States. As of December 31, 2009, we owned 42 properties located in 19 states, comprising approximately 1.0 million rentable square feet. As of December 31, 2009, these properties were 100% leased.
Substantially all of our business is conducted through our operating partnership, Cole Operating Partnership I, LP (“Cole OP I”), a Delaware limited partnership. The Company is the sole general partner of and owns an approximately 99.99% interest in Cole OP I. Cole REIT Advisors, LLC (“Cole Advisors”), the affiliate advisor to the Company, is the sole limited partner and owns an insignificant noncontrolling partnership interest of less than 0.01% of Cole OP I.
Cole Advisors acts as our advisor pursuant to an advisory agreement. Cole Advisors is responsible for managing our affairs on a day-to-day basis, identifying and making acquisitions and investments on our behalf and making recommendations as to dispositions of assets. Our board of directors exercises its fiduciary duties in reviewing these recommendations and determining to approve or reject proposed transactions. Our advisor also provides asset management, marketing, legal, investor relations and other administrative services on our behalf. Our agreement with Cole Advisors is for a one-year term and is reconsidered on an annual basis by our board of directors. We have no paid employees and rely upon our advisor to provide substantially all of our services.
On April 26, 2004, we commenced a private placement of shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts (the “Offering”). We completed the Offering on September 16, 2005, after having raised aggregate gross proceeds of $100,331,320 through the sale of an aggregate of 10,097,251 shares of our common stock. As of March 29, 2010, 10,090,951 shares of our common stock were issued and outstanding and held by 1,438 stockholders of record.
We issued our common stock in the Offering in reliance upon exemptions from the registration requirements of the Securities Act and state securities laws. As a result, our stockholders may not transfer their shares of common stock except pursuant to an effective registration statement or pursuant to an exemption from registration. Our common stock is not currently listed on a national securities exchange and there currently is no market for our common stock. We do not intend to list our shares at this time. We do not anticipate that there will be any market for our common stock until our shares are listed on a national securities exchange. However, once a stockholder has held our shares for at least one year, he or she may be able to have the shares repurchased by us pursuant to our share redemption program.
Alternatively, our board of directors may decide to list our shares of common stock on a national securities exchange. Pursuant to our charter, if we do not list our shares of common stock on a national securities exchange on or before February 1, 2016, we will be required to either:
•	seek stockholder approval of an extension or amendment to this listing deadline; or

•	seek stockholder approval to adopt a plan of liquidation of the Company
If we do not list the shares by such date, and do not obtain stockholder approval of an extension or amendment to the listing deadline, we then would be required to seek stockholder approval of our plan of liquidation of the Company. If we seek and fail to obtain stockholder approval of our plan of liquidation, our charter would not require us to list or liquidate and we could continue to operate as before. If we seek and obtain stockholder approval of our plan of liquidation, we would begin an orderly sale of our properties and distribute our net proceeds from liquidation to our stockholders.
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
Our board of directors may revise our investment policies, which we describe in more detail below, without the approval of our stockholders. Our board reviews our investment policies at least annually to determine that our policies are in the best interest of our stockholders.
Primary Investment Focus
We primarily own and invest in net leased, freestanding, single-tenant, income-generating retail properties located throughout the United States. Our current investments are indirect investments in such properties through wholly-owned subsidiaries of Cole OP I. We may also invest in other entities that own or invest in, directly or indirectly, interests in such properties. We seek to own and maintain a portfolio of real estate that is diversified by geographical location and by type and size of retail centers. Our properties consist of real estate primarily improved for use as retail establishments and principally are freestanding, single-tenant retail properties. However, we are not limited to investments in single-tenant retail properties. Many of our properties are leased to tenants in the chain or franchise retail industry, including but not limited to convenience stores, drug stores, home improvement stores, automobile dealerships and sporting goods properties. Our advisor monitors industry trends and invests in properties that we believe to provide the most favorable return balanced with risk. Our management targets primarily retail businesses with established operating track records.
We believe that our focus on the acquisition of net leased, freestanding, single-tenant, income-generating retail properties located throughout the United States presents lower investment risks and greater stability than other sectors of today’s commercial real estate market. Unlike funds that invest in a limited number of large investments in large, multi-tenant properties, our portfolio is diversified into a larger number of assets, with the result that lower than expected results of operations from one or a few investments will not preclude our ability to realize our investment objectives of cash flow, preservation of capital and capital appreciation from our overall portfolio. Our management believes that freestanding retail properties offer a distinct investment advantage since these properties generally offer superior locations that are less dependent on the financial stability of adjoining tenants. In addition, since we acquired properties that are geographically diverse, we may reduce the potential adverse impact of economic downturns in local markets.
We apply credit underwriting criteria to the tenants of existing properties and when re-leasing properties in our portfolio. Tenants of our properties typically are large national or super-regional retail chains that have significant net worth and operating income. Generally these tenants and/or the lease guarantors are experienced multi-unit operators with a history of success as measured by profitable unit-level store performance and positive cash from operations. We attempt to manage our real estate portfolio by evaluating changes or trends in the industries in which our tenants operate, the creditworthiness of our tenants and changes or trends in the area demographics surrounding our properties for evidence that our properties will continue to meet our investment objectives of cash flow, preservation of capital and capital appreciation. We monitor such factors as tenant credit ratings, financial condition and results of our tenants, and overall real estate market conditions. If it were to be advantageous for us to dispose of any of our properties based on changes in the factors noted above we would do so if we believe it would be in the best interest of our stockholders. See “Item 1. Business — Disposition Policies” below.
Our tenants include investment grade tenants, non-investment grade tenants and non-rated tenants. Our policy does not limit the percentage of our assets that may consist of properties rented to non-investment grade and non-rated tenants. A tenant is considered “investment grade” when the tenant has a debt rating by Moody’s Investor Services of Baa3 or better or a credit rating by Standard & Poor’s of BBB- or better, or its payments are guaranteed by a company with such a debt rating. A tenant is considered “non-investment” grade when the tenant has a debt rating by either Moody’s or Standard & Poor’s that is below investment grade. A tenant is considered “non-rated” if it has not been rated by a credit rating agency. As of December 31, 2009, approximately 29% of all scheduled lease payments were projected to be derived from tenants that maintain an investment grade credit rating, while approximately 24% and 47% of scheduled lease payments are projected to be derived from non-investment grade tenants and non-rated tenants, respectively. Changes in tenant credit ratings, coupled with future acquisition and disposition activity, may increase or decrease our concentration of investment grade tenants in the future.

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
Other Possible Investments
Although most of our property acquisitions are of the type described above, we have made, and may continue to make, other investments. For example, we are not limited to investments in single-tenant retail properties or properties leased to investment grade tenants. Our policy does not limit the percentage of our assets that may consist of properties rented to non-investment grade and non-rated tenants. We have invested, or may in the future invest, in other commercial properties, such as shopping centers, business and industrial parks, manufacturing facilities, office buildings and warehouse and distribution facilities in order to reduce overall portfolio risks or enhance overall portfolio returns. We have made, or may make, such investments only after our advisor determined that it would be advantageous to do so. It is our policy to limit our investments in non-freestanding, single-tenant retail properties and mortgage loans to 20% of the aggregate value of our investment portfolio at the time of the investment in such property or mortgage loan. We may exceed this policy limit with the approval of the board of directors.
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
We generally will not purchase, and have not purchased, any property unless and until we obtain what is generally referred to as a “Phase I” environmental site assessment and are generally satisfied with the environmental status of the property. However, we may purchase a property without obtaining such an assessment if our advisor determines it is not warranted. A Phase I environmental site assessment generally consists of a visual survey of the building and the property in an attempt to identify areas of potential environmental concerns, visually observing neighboring properties to assess surface conditions or activities that may have an adverse environmental impact on the property, and contacting local governmental agency personnel who perform a regulatory agency file search in an attempt to determine any known environmental concerns in the immediate identity of the property. A Phase I environmental site assessment does not generally include any sampling or testing of soil, ground water or building materials from the property and may not reveal all environmental hazards on the property. We currently do not own any properties that are in development and do not intend to acquire any properties that are in development.
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
Borrowing Policies
We believe that utilizing borrowings is consistent with our investment objective of maximizing the return to investors. The number of different properties that we acquired has been affected by the amount of funds available to us. Accordingly, utilizing borrowings enabled us to increase the number of our acquisitions and our diversification. There is no limitation on the amount we can borrow for the purchase of any property or other investment. However, we intend to limit our borrowings so that we generally will not borrow in the aggregate in excess of 60% of the value of our real estate related assets. As of December 31, 2009, we had approximately $118.7 million in aggregate principle amount of borrowings outstanding, which represented approximately 58% of the aggregate value of our total gross real estate assets net of gross intangible lease liabilities. We had approximately $750,000 outstanding under an approximately $1.5 million revolving line of credit. See “Item 2. Properties — Mortgage Information” below for additional information on our debt.
Disposition Policies
We intend to hold each property we acquire for an extended period of time, generally six to eight years from the time of acquisition. However, circumstances might arise that could result in the early sale of some properties. We may sell a property before the end of the expected holding period if we believe the sale of the property would be in the best interests of our company and our stockholders. As of December 31, 2009, we had not sold any properties.

The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions and current tenant creditworthiness, with a view to achieving maximum capital appreciation. We cannot assure you that this objective will be realized. The selling price of a property that is net leased will be determined in large part by the amount of rent payable remaining under the lease. In connection with our sales of properties we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. The terms of payment will be affected by customs in the area in which the property being sold is located and the then-prevailing economic conditions.
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
The agreements and compensation arrangements between us, our advisor and its affiliates were not determined by arm’s-length negotiations. Some of the conflicts of interest in our transactions with our advisor and its affiliates, and the limitations on our advisor adopted to address these conflicts, are described below.
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
Affiliated Property Manager
Our properties are, and we anticipate that properties we acquire in the future, if any, will be managed and leased by our affiliated property manager, Cole Realty Advisors, Inc. (“Cole Realty”), pursuant to a property management and leasing agreement. Cole Realty also serves as property manager for properties owned by Cole affiliated real estate programs, some of which may be in competition with our properties. Management fees to be paid to our property manager are based on a percentage of the rental and other income received by the managed properties.
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
Receipt of Fees and Other Compensation by Cole Advisors and Its Affiliates
We have paid, and will continue to pay, fees to Cole Advisors and its affiliates in connection with our operation, purchases and sales of properties, commissions, fees and other compensation, including acquisition and advisory fees, the dealer manager fee, property management and leasing fees, real estate brokerage commissions and participation in nonliquidating net sale proceeds. However, the fees and compensation payable to Cole Advisors and its affiliates relating to the net sale proceeds from the sale of properties will only be payable after the return to the stockholders of their capital contributions plus cumulative returns on such capital. Subject to oversight by our board of directors, Cole Advisors will have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, Cole Advisors may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that such fees will generally be payable to Cole Advisors and its affiliates regardless of the quality of the properties acquired or the services provided to us.

Policies With Respect to Conflicts of Interest
In order to reduce or eliminate certain potential conflicts of interest, we have adopted certain policies relating to transactions we enter into with our affiliates and allocation of investment opportunities among affiliated entities.
Transactions with Affiliates. Our policy is that the terms on which our relationships are conducted with our advisor or any of its affiliates will be fair to us and on terms and conditions no less favorable to us than can be obtained from independent third parties for comparable services in the same location.
Conflict Resolution Procedures with Respect to Acquisition of Properties. We, our advisor and its affiliates have agreed on certain steps to eliminate potential conflicts in connection with selecting properties for purchase when the property is suitable, under all of the factors considered by our advisor, for us and one or more other entities affiliated with our advisor. The affiliated parties will first consider which programs have funds for investment and will offer the property first to the program that has had the largest period of time elapse since it was offered an investment opportunity. In determining suitability, the factors that will be considered include cash requirements of each program, the effect of the acquisition on diversification by type of property, geographic area and type of tenant, anticipated cash flow, purchase price, and size of the investment. We, our advisor and its affiliates reserve the right to make adjustments in such determinations if delays occur and an acquisition does not close when anticipated.
Employees
We have no direct employees. The employees of Cole Advisors and other affiliates of our advisor provide services for us related to acquisition, financing, property management, asset management, disposition, accounting, investor relations, and all other administrative services.
We are dependent on our advisor and its affiliates for services that are essential to us, including asset acquisition and disposition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.
We may reimburse Cole Advisors and its affiliates for expenses incurred in connection with its provision of administrative services to us, including personnel costs, subject to certain limitations. During the years ended December 31, 2009 and 2008, no amounts were reimbursed, or required to be reimbursed, to Cole Advisors and its affiliates for such services.
Insurance
Generally, our leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. As a precautionary measure, our advisor has, and may continue to, obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance that covers one year of annual rent in the event of a rental loss. The secondary insurance coverage names the ownership entity as the named insured on the policy.
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
Competition
While we currently do not intend to acquire additional properties, in the event that we do so, we would be in competition with other potential buyers for the same properties, and may have to pay more to purchase the property then we would if there were no other potential acquirers or will have to locate another property that meets our investment criteria. Although our properties currently are 100% leased and we have acquired, and may continue to acquire in the future, properties subject to existing leases, the leasing of real estate is highly competitive in the current market, and we may experience competition for tenants from owners and managers of competing projects. If any of our existing leases were to be terminated prior to expiration of the lease term we would need to find a replacement tenant, which may be more challenging in the current economic environment. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for our properties.

Concentration of Credit Risk
At December 31, 2009, we had cash on deposit in one financial institution, which was approximately $1.7 million in excess of federally insured levels, however, we have not experienced any losses in such accounts. We limit investment of cash investments to financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on cash.
As of December 31, 2009, three tenants in the drugstore industry, one tenant in the auto sales industry and one tenant in the home improvement industry accounted for approximately 36%, 11%, and 10%, respectively, of our 2009 gross annualized base rental revenues. Additionally we have certain geographic concentration in our property holdings. In particular, as of December 31, 2009, eight of our properties were located in Texas and five of our properties were located in Kansas, accounting for approximately 24% and 17%, respectively, of our 2009 gross annualized base rental revenues.
Litigation
In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings, or known to be contemplated, against us.
Environmental Matters
In connection with the ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We have not been notified by any governmental authority of any non-compliance, liability or other claim, nor are we aware of any other environmental condition that we believe, in either case, will have a material adverse effect on the consolidated financial statements.
Available Information
We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We have also filed a registration statement on Form 10-SB, as amended. Copies of our filings with the SEC may be obtained from the SEC’s website, at http://www.sec.gov. Access to these filings is free of charge.
Requirements for Qualification as a REIT
We qualified as a REIT commencing with the taxable year ended December 31, 2004. To continue to qualify as a REIT, we must meet, and we must continue to meet, certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. We generally will not be subject to federal corporate income tax to the extent we distribute our taxable income to our stockholders, and so long as we distribute at least 90% of our taxable income.
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
ITEM 2. PROPERTIES
Overview
As of December 31, 2009, we owned, through separate wholly-owned limited partnerships or limited liability companies, a portfolio of 42 freestanding, single-tenant retail properties, located in 19 states, comprising approximately 1.0 million rentable square feet. As of December 31, 2009, we had outstanding debt of approximately $118.7 million, secured by properties in our portfolio and the related tenant leases. As of December 31, 2009, all of our rentable square feet was leased, with a weighted average remaining lease term of 11 years.
We have included a description of the types of real estate in which we may invest, and our investment policies and limitations on investment and the competitive conditions in which we operate under “Item 1. Business” above. We believe our properties are suitable for their intended use and are adequately insured. We have no plans for renovation, or improvement of such properties. We do not anticipate acquiring any additional properties, unless we were to dispose of any properties in the ordinary course of business, in which case we may reinvest the sales proceeds in additional properties. We currently have no plans to dispose of any of our properties.
Property Statistics
The following table shows the tenant diversification of our portfolio, based on annualized gross base rent, as of December 31, 2009:

			2009 Annualized	Percentage of Total
	Total Number of	Leased Square	Gross Base Rent	2009 Annualized
Tenant	Leases	Feet	(in thousands)	Gross Base Rent
Rite Aid — drugstore	11	136,366	$3,281	21%
CarMax — auto dealership	1	55,466	1,692	11%
Lowe’s — home improvement	2	256,902	1,617	10%
Walgreens — drugstore	6	81,575	1,402	9%
Vanguard — car rental	1	23,360	1,178	7%
Gander Mountain — sporting goods	1	88,492	1,148	7%
Wawa — convenience store	3	15,896	1,122	7%
CVS — drugstore	4	45,968	1,087	7%
Conns — electronics	3	75,150	954	6%
Tractor Supply — specialty retailer	4	90,762	837	5%
CineMagic — theater	1	45,455	642	4%
Apria — healthcare	1	82,750	548	3%
Best Buy — electronics	1	20,000	298	2%
Sherwin Williams — specialty retailer	3	16,410	219	1%

	42	1,034,552	$16,025	100%

The following table shows the tenant industry diversification of our portfolio, based on annualized gross base rent, as of December 31, 2009:

			2009 Annualized	Percentage of Total
	Total Number of	Leased Square	Gross Base Rent	2009 Annualized
Industry	Leases	Feet	(in thousands)	Gross Base Rent
Drugstore	21	263,909	$5,770	36%
Auto sales	1	55,466	1,692	11%
Home improvement	2	256,902	1,617	10%
Electronics	4	95,150	1,252	8%
Car rental	1	23,360	1,178	7%
Sporting goods	1	88,492	1,148	7%
Convenience store	3	15,896	1,122	7%
Specialty retail	7	107,172	1,056	7%
Theatre	1	45,455	642	4%
Healthcare	1	82,750	548	3%

	42	1,034,552	$16,025	100%

The following table shows the geographic diversification of our portfolio, based on annualized gross base rent, as of December 31, 2009:

			2009 Annualized	Percentage of Total
	Total Number of	Leased Square	Gross Base Rent	2009 Annualized
Location	Properties	Feet	(in thousands)	Gross Base Rent
Texas	8	331,995	$3,760	24%
Kansas	5	121,917	2,774	17%
Georgia	1	23,360	1,178	7%
Ohio	6	61,911	1,038	7%
South Carolina	2	27,637	755	5%
Arkansas	1	126,405	755	5%
Pennsylvania	2	16,055	677	4%
Minnesota	1	45,455	643	4%
Indiana	2	87,760	634	4%
Tennessee	2	22,264	604	4%
Maine	2	24,280	559	4%
Virginia	2	36,483	552	3%
Delaware	1	5,599	399	2%
Kentucky	2	43,365	376	2%
New Jersey	1	5,603	361	2%
Mississippi	1	20,000	298	2%
Missouri	1	10,908	283	2%
Illinois	1	13,500	193	1%
North Carolina	1	10,055	186	1%

	42	1,034,552	$16,025	100%

Leases
Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our leases. Generally, the leases of our properties provide for initial terms of ten to 20 years. As of December 31, 2009, the weighted average remaining lease term was approximately 11 years. The properties are generally leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. The leases of our properties provide for annual base rental payments (payable in monthly installments) ranging from approximately $60,000 to approximately $1.7 million, with an average of approximately $382,000. Certain leases provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume.

Generally, the property leases provide the tenant with one or more multi-year renewal options, subject to the same terms and conditions as the initial lease term. Certain leases also provide that in the event we wish to sell the property subject to that lease, we first must offer the lessee the right to purchase the property on the same terms and conditions as any offer which we intend to accept for the sale of the property.
The following table shows lease expirations of our portfolio as of December 31, 2009, during each of the next ten years and thereafter, assuming no exercise of renewal options or termination rights:

			2009 Annualized	Percentage of Total
	Total Number of	Leased Square	Gross Base Rent	2009 Annualized
Year of Lease Expiration	Leases	Feet Expiring	(in thousands)	Gross Base Rent
2010 - 2012	0	—	$—	0%
2013	1	12,885	218	1%
2014	6	177,656	1,436	9%
2015	3	218,257	1,496	9%
2016	1	20,000	298	2%
2017	2	49,920	747	5%
2018	3	35,460	738	5%
2019	6	180,630	2,351	15%
Thereafter	20	339,744	8,741	54%

	42	1,034,552	$16,025	100%

Mortgage Information
At December 31, 2009, we had a total of approximately $118.0 million of fixed rate debt outstanding. Other than those notes that we have extended in accordance with the hyper-amortization provisions discussed below, the fixed rate mortgage notes require monthly interest-only payments with the principal balance due on various dates from April 2010 through December 2029. The weighted average interest rate relating to the fixed rate mortgage notes as of December 31, 2009 and 2008 was approximately 5.92% and approximately 5.76%, respectively. Each of the mortgage notes is secured by the respective properties on which the debt was placed. The mortgage notes are generally non-recourse to the Company and Cole OP I, but both are liable for customary non-recourse carve-outs.
At December 31, 2009, we had approximately $750,000 outstanding under an approximately $1.5 million revolving line of credit. The revolving line of credit bears interest at a variable rate equal to the one-month LIBOR plus 175 basis points and matures in March 2011. The revolving line of credit is secured by one property.
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
As of December 31, 2009, we had elected to extend the maturity date of six mortgage notes totaling approximately $9.0 million to various dates in November and December 2029 in accordance with the hyper-amortization provisions of the respective promissory notes. Under the hyper-amortization provisions, the maturity dates were extended by 20 years. During such period, the lender will apply 100% of the rents collected by the encumbered property to the following items in the order indicated: (i) payment of accrued interest at the original fixed interest rate, (ii) all payments for escrow or reserve accounts, (iii) any operating expenses of the property pursuant to an approved annual budget, (iv) any extraordinary operating or capital expenses and (v) the balance of the rents collected will be applied to the following in such order as the lender may determine: (1) any other amounts due in accordance with the loan documents, (2) the reduction of the principal balance of the promissory notes, and (3) interest accrued at the “Revised Interest Rate” but not previously paid. As used herein, Revised Interest Rate means an interest rate equal to the greater of (A) the initial fixed interest rate as stated in the respective promissory note agreement plus 2.0% per annum or (B) the then current Treasury Constant Maturity Yield Index plus 2.0% per annum. The Company expects the interest rates on the extended loans to range from 6.62% to 7.36%.

ITEM 3. LEGAL PROCEEDINGS
In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings or proceedings known to be contemplated against us or any of our subsidiaries, or which any of our properties is the subject.
ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
On April 26, 2004, we commenced the Offering. We completed the Offering on September 16, 2005, after having raised aggregate gross proceeds of $100,331,320 through the sale of an aggregate of 10,097,251 shares of our common stock. As of March 29, 2010, 10,090,951 shares of our common stock were issued and outstanding and held by 1,438 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our registrar and transfer agent.
There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Pursuant to the Offering, we sold shares of our common stock to our stockholders generally at a price of $10.00 per share. Additionally, we provided discounts in our Offering for certain categories of purchasers, including discounts based on the volume of purchases by single purchasers and certain of their affiliates. Under our charter, certain restrictions are imposed on the ownership and transfer of shares. The shares, which are “restricted securities” as defined in Rule 144 promulgated by the SEC under the Securities Act, must be held indefinitely unless they are subsequently registered under the Securities Act and any applicable state securities laws or unless, upon the advice of counsel satisfactory to us, the shares are sold in a transaction that is exempt from the registration requirements of such laws. Currently, shares of our common stock may be eligible for sale under Rule 144.
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
If we seek and fail to obtain stockholder approval of an extension or amendment to the listing deadline, we would then be required to seek stockholder approval of our plan of liquidation. If we seek and fail to obtain stockholder approval of our plan of liquidation, our charter would not require us to list or liquidate and we would continue to operate as before. If we seek and obtain stockholder approval of our plan of liquidation, we would begin an orderly sale of our properties and distribute our net proceeds from liquidation to our stockholders.
Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for our shares will develop. To assist fiduciaries of plans subject to the annual reporting requirements of the Employee Retirement Income Security Act, as amended (“ERISA”) and IRA trustees or custodians to prepare reports relating to an investment in our shares, we provide reports of our determinations of the current value of our net assets per outstanding share to those fiduciaries (including IRA trustees and custodians) who identify themselves to us and request the reports. Accordingly, we have provided an annual statement of value for stockholders subject to ERISA and to certain other plan stockholders. The annual statement of value is only an estimate and may not reflect the actual value of shares of our common stock. Our board of directors engaged a third-party valuation company to develop the estimates and to provide advice in determining the estimated net asset value per share. The estimated net asset value per share was derived by using various valuation methodologies, which employed a range of assumptions and considered the impact of trends in the economy and the real estate industry. Based on the results of the methodologies, our board of directors selected a value within the range of values as the estimated net asset value per share of $7.65 as of December 31, 2009. Because this is only an estimate, we may subsequently revise any annual valuation that is provided. There can be no assurance, however, with respect to the estimated net asset value per share, that:
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

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. The limited partners of our operating partnership have the right to cause their limited partnership units to be redeemed by the operating partnership or purchased by us for cash. In either event, the cash amount to be paid will be equal to the cash value of the number of our shares of common stock that would be issuable if the limited partnership units were exchanged for our shares of common stock on a one-for-one basis. Alternatively, we may elect to purchase the limited partnership units by issuing one share of our common stock for each limited partnership unit exchanged. These exchange rights may not be exercised, however, if and to the extent that the delivery of shares upon exercise would (1) result in any person owning shares in excess of our ownership limits, (2) result in shares being owned by fewer than 100 persons, (3) cause us to be “closely held” within the meaning of Section 856(h) of the Internal Revenue Code, (4) cause us to own 10.0% or more of the ownership interests in a tenant within the meaning of Section 856(d)(2)(B) of the Internal Revenue Code, or (5) cause the acquisition of shares by a redeemed limited partner to be “integrated” with any other distribution of our shares for purposes of complying with the Securities Act. As of March 29, 2010, an aggregate of nine limited partnership units in our operating partnership were issued and outstanding, all of which are held by our advisor. We are the sole general partner of the operating partnership and, as of March 29, 2010, we owned an approximately 99.99% equity percentage interest in the operating partnership. Our advisor is the only limited partner and the owner of the other approximately 0.01% equity percentage interest in the operating partnership.
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
We determine at the beginning of each fiscal year the maximum amount of shares that we may redeem during that year. For the years ending December 31, 2009 and 2008, we did not redeem any shares under the share redemption program. Our board of directors has determined that no amounts are to be made available for redemption during the year ending December 31, 2010. The board reserved the right to reject any requests for redemption and to amend the terms of the redemption plan. As of December 31, 2009, we had redeemed a total of 7,300 shares, at an average of $9.35 per share, under the share redemption program.
Except as described below for redemptions upon the death of a stockholder, the purchase price for the redeemed shares will equal the lesser of (1) the price actually paid for those shares or (2) either (i) $8.50 per share or (ii) 90.0% of the net asset value per share, or $6.89 per share. Our board of directors reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemption, or (4) otherwise amend the terms of our share redemption program.
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
The following table reflects the aggregate distributions we paid during the years ended December 31, 2009 and 2008:

		Weighted Average
	Total	Distributions paid			Capital
Year	Distributions Paid	per Common Share	Return of Capital	Ordinary Income	Gain Income
2009	$7,063,543	$0.70	$0.40	$0.30	$—
2008	7,062,391	0.70	0.40	0.30	—
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
Overview
We were formed on March 29, 2004, to acquire and operate commercial real estate primarily consisting of net leased, freestanding, single tenant, income-generating retail properties located throughout the United States. We have no paid employees and are externally managed by Cole Advisors, an affiliate of ours. We currently qualify, and intend to continue to elect to qualify, as a REIT for federal income tax purposes.
As of December 31, 2009, we owned 42 properties, which were 100% leased, comprising approximately 1.0 million square feet of single-tenant, retail space located in 19 states. We do not anticipate acquiring any additional properties, unless we were to dispose of any of our properties in the ordinary course of business, in which case we would expect to reinvest the sales proceeds in additional properties. We currently have no plans to dispose of any of our properties.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental income accounted for approximately 98% of total revenue during the years ended December 31, 2009 and 2008. As 100% of our properties are under lease, with a weighted average remaining lease term of approximately 11 years and the shortest remaining lease term of a single property of approximately four years, our exposure to changes in commercial rental rates and contractual lease expirations is substantially mitigated, except for any vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
As of December 31, 2009, the debt leverage ratio of our portfolio, which is the ratio of debt to total gross real estate assets net of gross intangible lease liabilities, was approximately 58%. Approximately 99% of our debt is subject to fixed interest rates, ranging from 4.87% to 7.36%, with a weighted average remaining term of approximately 4.9 years. As we have little outstanding variable rate debt, our exposure to short-term changes in interest rates is limited. However, we expect to refinance our existing debt as it matures, including approximately $41.6 million of fixed rate debt maturing during the year ending December 31, 2010, for which we will be subject to new interest rates. If this debt is refinanced with variable interest rate debt, our exposure to short-term changes in interest rates will increase.
Recent Market Conditions
Although there are signs of recovery, the current mortgage lending and interest rate environment for real estate in general continues to be disrupted, and the overall economic fundamentals remain uncertain. Domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system. These disruptions have severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. We have experienced and may continue to experience more stringent lending criteria, which may affect our ability to refinance our debt at maturity. Additionally, if we are able to refinance our existing debt as it matures it may be at rates and terms which are less favorable than our existing debt or, if we elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, the interest rates charged to use will be higher, each of which may adversely affect our results of operations and the dividend rate we are able to pay to our investors. Additionally, if we are required to sell any of our properties to meet our liquidity requirements it will result in lower rental revenue and it may be at a price less than our acquisition price for the property, each of which would adversely impact our results of operations and the dividend rate we are able to pay to our investors.

The current economic environment has lead to higher unemployment and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets causing higher tenant vacancies, declining rental rates and declining property values. As of December 31, 2009, 100% of our rentable square feet were under lease. However, if the current economic recession persists, we may experience vacancies or be required to reduce rents on occupied space. If we do experience vacancies, our advisor will actively seek to lease our vacant space; however, as retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-tenant a property has been increasing.
Application of Critical Accounting Policies
Our accounting policies have been established to conform to accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.
Investment in and Valuation of Real Estate and Related Assets
We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful life of each asset. Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, including acquisition related expenses incurred prior to January 1, 2009, construction and any tenant improvements, major improvements and betterments that extend the useful life of the related asset and leasing costs. All repairs and maintenance are expensed as incurred.
Assets, other than land, are depreciated or amortized on a straight line basis. The estimated useful lives of our assets by class are generally as follows:

Building	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. Impairment indicators that we consider include, but are not limited to, bankruptcy of a property’s major tenant, a significant decrease in a property’s revenues due to circumstances, such as lease terminations, vacancies, or reduced lease rates. When indicators of potential impairment are present, we assess the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the real estate and related intangible assets to their fair value and recognize an impairment loss.
Projections of expected future cash flows require us to use estimates such as future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the number of months it takes to release the property, required tenant improvements and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flow and fair value and could result in the misstatement of the carrying value of our real estate and related intangible assets and net income. We monitor several properties for which tenants have experienced financial difficulties. The undiscounted future operating cash flow scenarios expected from the use of these properties and their related intangible assets and their eventual disposition continue to exceed the carrying value of the assets as of December 31, 2009. Should the conditions of any of these properties change, the undiscounted future operating cash flows expected may change and adversely affect the recoverability of the carrying values related to these properties. To the extent that an impairment were to exist we would measure the loss as the excess of the property’s carrying amount over the estimated fair value of the property.
When a real estate asset is identified by management as held for sale, we cease depreciation of the asset and estimate the sales price, net of selling costs. If, in management’s opinion, the net sales price of the asset is less than the net book value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property. There were no assets identified as held for sale as of December 31, 2009 and 2008.

Allocation of Purchase Price of Real Estate and Related Assets
Upon the acquisition of real properties, we allocate the purchase price of such properties to acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases, and the value of in-place leases, based in each case on their fair values. We utilize independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). We obtain an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to us, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by us in estimating the allocation of purchase price to the building and to lease intangibles. The appraisal firm has no involvement in our allocation decisions other than providing this market information.
The fair values of above market and below market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods with respect to a below market lease. The above market and below market lease values are capitalized as intangible lease assets or liabilities. Above market lease values are amortized as an adjustment of rental income over the remaining terms of the respective leases. Below market leases are amortized as an adjustment of rental income over the remaining terms of the respective leases including any bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.
The fair values of in-place leases include direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant include commissions, tenant improvements and other direct costs and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These intangibles are capitalized and included in intangible lease assets in the accompanying consolidated balance sheet and are amortized to expense over the lesser of the useful life or the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount and capitalization rates, interest rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of our purchase price allocations, which could impact the amount of our reported net income.
Revenue Recognition
Upon the acquisition of real estate, certain properties have leases where minimum rent payments increase during the term of the lease. We record rental revenue for the full term of each lease on a straight-line basis. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. We defer the recognition of contingent rental income, such as percentage rents or increases related to changes in the consumer price index, until the specific event that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period the related costs are incurred.
Income Taxes
We generally will not be subject to federal corporate income tax to the extent we distribute our taxable income to our stockholders, and so long as we distribute at least 90% of our taxable income (excluding capital gains). REITs are subject to a number of other complex organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

Results of Operations
Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008:
Revenue - Revenue remained relatively constant, increasing approximately $94,000, or approximately 1%, to approximately $16.3 million for the year ended December 31, 2009, compared to approximately $16.2 million for the year ended December 31, 2008. The increase was primarily due to contractual rent increases, offset by a reduction in rental rates on one property. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for approximately 98% of total revenues during each of the years ended December 31, 2009 and 2008.
General and Administrative Expenses — General and administrative expenses increased approximately $77,000, or approximately 12%, to approximately $712,000 for the year ended December 31, 2009, compared to approximately $635,000 for the year ended December 31, 2008. The increase was primarily due to increased legal and accounting fees offset by decreased transfer agent fees during the year ended December 31, 2009, as compared to the year ended December 31, 2008. Our primary general and administrative expense items are legal and accounting fees, state franchise and income taxes, transfer agent fees and other licenses and fees.
Property Operating Expenses — Property operating expenses decreased approximately $134,000, or approximately 21%, to approximately $512,000 for the year ended December 31, 2009, compared to approximately $646,000 for the year ended December 31, 2008. The decrease was primarily due to a decrease in bad debt expense and property repairs and maintenance. The primary property operating expenses items are property taxes, insurance, property repairs and maintenance and bad debt expense.
Property and Asset Management Expenses — Property and asset management expenses decreased approximately $491,000 or approximately 51%, to approximately $475,000 for the year ended December 31, 2009, compared to approximately $966,000 for the year ended December 31, 2008. The decrease was due to our advisor waiving asset management fees for the year ended December 31, 2009.
Depreciation and Amortization Expenses — Depreciation and amortization expenses remained constant at approximately $5.5 million during each of the years ended December 31, 2009 and 2008.
Interest and Other Income — Interest and other income decreased approximately $9,000, or approximately 36%, to approximately $16,000 for the year ended December 31, 2009, compared to approximately $25,000 for the year ended December 31, 2008. The decrease was primarily due to a reduction in average interest rates being earned on uninvested cash, partially offset by the gain on sale as a result of an easement condemnation during the year ended December 31, 2009.
Interest Expense — Interest expense remained constant at approximately $7.3 million during each of the years ended December 31, 2009 and 2008. Substantially all of our debt bears interest at fixed rates.
Portfolio Information
As of December 31, 2009, we owned 42 properties located in 19 states, all of which were 100% leased to single tenants with a weighted average remaining lease term of approximately 11 years.
As of December 31, 2009, our five highest tenant concentrations were, as a percentage of total 2009 annualized gross base rent, as follows:

			2009 Annualized	Percentage of Total
	Total Number of	Leased Square	Gross Base Rent	2009 Annualized Gross
Tenant	Properties	Feet	(in thousands)	Base Rent
Rite Aid — drugstore	11	136,366	$3,281	21%
CarMax — auto dealership	1	55,466	1,692	11%
Lowe’s — home improvement	2	256,902	1,617	10%
Walgreens — drugstore	6	81,575	1,402	9%
Vanguard — car rental	1	23,360	1,178	7%

	21	553,669	$9,170	58%

As of December 31, 2009, our five highest tenant industry concentrations, as a percentage of total 2009 annualized gross base rent, were as follows:

			2009 Annualized	Percentage of Total
	Total Number of	Leased Square	Gross Base Rent	2009 Annualized Gross
Industry	Properties	Feet	(in thousands)	Base Rent
Drugstore	21	263,909	$5,770	36%
Auto sales	1	55,466	1,692	11%
Home improvement	2	256,902	1,617	10%
Electronics	4	95,150	1,252	8%
Car rental	1	23,360	1,178	7%

	29	694,787	$11,509	72%

As of December 31, 2009, our five highest geographic concentrations, as a percentage of total 2009 annualized gross base rent, were as follows:

			2009 Annualized	Percentage of Total
	Total Number of	Leased Square	Gross Base Rent	2009 Annualized Gross
Location	Properties	Feet	(in thousands)	Base Rent
Texas	8	331,995	$3,760	24%
Kansas	5	121,917	2,774	17%
Georgia	1	23,360	1,178	7%
Ohio	6	61,911	1,038	7%
South Carolina	2	27,637	755	5%

	22	566,820	$9,505	60%

For more information on our portfolio diversification and statistics, see “Item 2. Properties” above.
Funds From Operations
We believe that funds from operations (“FFO”) is a useful indicator of the performance of a REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictability over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trust’s (“NAREIT”) definition or may interpret the current NAREIT definition differently than we do.
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

Our calculation of FFO is presented in the following table for the period ended as indicated (dollar amounts in thousands):

	Year Ended December 31,
	2009	2008
Net income	$1,847	$1,218
Add:
Depreciation of real estate assets	3,685	3,684
Amortization of lease related costs	1,802	1,802
Less:
Gain on sale of easement	(9)	—

FFO	$7,325	$6,704

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:
•	In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of approximately $285,000 and $610,000 during the years ended December 31, 2009 and 2008, respectively.

•	Amortization of deferred financing costs totaled approximately $385,000 and $395,000 during the years ended December 31, 2009 and 2008, respectively.
Liquidity and Capital Resources
Short-term Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements through net cash provided by property operations during the year ending December 31, 2010. We have a total of approximately $41.6 million of fixed rate debt maturing during the year ending December 31, 2010. During the year ended December 31, 2009, we extended the maturity dates of six mortgage loans totaling approximately $9.0 million to various dates in November and December 2029, as further described in Note 5 to our consolidated financial statements. In accordance with the hyper-amortization provisions, these loans will require us to apply 100% of the rents received from the properties securing the debt to pay interest due on the loans, reserves, if any, and principal reductions until such balance is paid in full through the extended maturity dates, all of which will adversely affect our results of operations and the dividend rate that we are able to pay to our investors. We continue to evaluate the possible financing or refinancing of the $9.0 million of fixed rate debt for which the maturity dates were extended. In addition, we are currently evaluating the possible financing or refinancing of the $41.6 million maturing during the year ending December 31, 2010. If we are unable to finance or refinance the amounts maturing we expect to pay down any remaining amounts through a combination of the use of net cash provided by property operations, available borrowings under our $1.5 million revolving line of credit, from short term borrowings from an affiliate of our advisor, the potential sale of certain properties or, as each of the loans maturing contain hyper-amortization provisions, we may elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions. If we are able to refinance our existing debt as it matures it may be at rates and terms that are less favorable than our existing debt or, if we elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, the interest rates charged to us will be higher, each of which may adversely affect our results of operations and the dividend rate we are able to pay to our investors. As of December 31, 2009 we had approximately $700,000 of available borrowings under our revolving line of credit.
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
We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after payments of principal on our outstanding indebtedness and certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary. To the extent that cash flows from operations are lower than our current expectations due to lower returns on the properties, distributions paid to our stockholders may be lower.

During the year ended December 31, 2009, the Company paid distributions of approximately $7.1 million, which were funded by cash flows from operations of approximately $7.3 million. During the year ended December 31, 2008, the Company paid distributions of approximately $7.1 million, which were funded by cash flows from operations of approximately $7.2 million.
We expect that substantially all net cash resulting from debt financing will be used to fund certain repayments of outstanding debt, possible replacement properties, certain capital expenditures or distributions to our stockholders. We did not have any material commitments for capital expenditures as of December 31, 2009.
As of December 31, 2009, we had cash and cash equivalents of approximately $1.9 million, which we expect to be used primarily to pay operating expenses, interest on our indebtedness and stockholder distributions.
As of December 31, 2009, we had approximately $118.7 million of debt outstanding, consisting of approximately $118.0 million subject to fixed interest rates (“Fixed Rate Debt”) and approximately $750,000 outstanding under a revolving line of credit (“Credit Facility”). The Fixed Rate Debt has interest rates ranging from 4.87% to 7.36%, with a weighted average interest rate of approximately 5.92%, and matures on various dates from April 2010 through December 2029. See Note 5 to our consolidated financial statements in this Annual Report on Form 10-K for terms of the Credit Facility. Our debt leverage ratio, which is the ratio of debt to total gross real estate assets net of gross intangible lease liabilities, was approximately 58%, with a weighted average remaining term to maturity of approximately 4.9 years.
Our contractual obligations as of December 31, 2009 were as follows (dollar amounts in thousands):

	Payments due by period (1)
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Principal payments — fixed rate debt	$41,614	$7,800	$26,476	$42,098	$117,988
Interest payments — fixed rate debt	5,852	12,987	7,950	10,371	37,160
Principal payments — line of credit	—	750	—	—	750
Interest payments — line of credit (2)	15	4	—	—	19

Total	$47,481	$21,541	$34,426	$52,469	$155,917

(1)	The table above does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Based on interest rate in effect as of December 31, 2009.
Cash Flow Analysis
Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008:
Operating Activities. Net cash provided by operating activities increased approximately $120,000, or approximately 2%, to approximately $7.3 million for the year ended December 31, 2009, compared to approximately $7.2 million for the year ended December 31, 2008. The increase was primarily due to an increase in net income and a decrease in the change in rents and tenant receivables, offset primarily by a decrease in the change in due to affiliates and deferred rent and other liabilities. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash provided by investing activities was approximately $13,000 for the year ended December 31, 2009, compared to net cash used in investing activities of approximately $45,000 million for the year ended December 31, 2008. The change was due to proceeds from the sale of an easement during the year ended December 31, 2009, as compared to a use of cash to fund capital expenditures during the year ended December 31, 2008.
Financing Activities. Net cash used in financing activities decreased approximately $796,000, or approximately 11%, to approximately $6.3 million for the year ended December 31, 2009, compared to approximately $7.1 million for the year ended December 31, 2008. The decrease was primarily due to a $1,450,000 borrowing on our revolving line of credit, of which $700,000 was repaid, during the year ended December 31, 2009. There were no borrowings or repayments on our revolving line of credit during the year ended December 31, 2008.

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
Inflation
We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in certain of our tenant leases that would protect us from the impact of inflation, such as step rental increases and percentage rent provisions. However, due to the long-term nature of the leases, the leases may not adjust frequently enough to adequately offset the effects of inflation. In addition, most of our leases require the tenant to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property.
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7 to our consolidated financial statements included in this Annual Report on Form 10-K for further explanations.
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
Subsequent Events
Certain events occurred subsequent to December 31, 2009 through the date of this Annual Report on Form 10-K. Refer to Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for further explanation. Such events include:
•	update to the estimated value per share;

•	update to the share redemption program; and

•	declaration of daily distribution rate.
New Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for further explanation of applicable new accounting pronouncements. There are no new accounting pronouncements that have been issued but not yet applied by us that we believe will have a material impact on our consolidated financial statements.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements as of December 31, 2009.

Conflicts of Interest
Affiliates of Cole Advisors act as sponsor, general partner or advisor to various private real estate limited partnerships, and other real-estate related programs, a REIT that offered its shares pursuant to a registration statement on Form S-11, and a REIT that currently is offering its shares pursuant to a Registration Statement on Form S-11. As such, there are conflicts of interest where Cole Advisors or its affiliates, while serving in the capacity as sponsor, general partner, key personnel or advisor for another Cole-sponsored program, may be in competition with us in connection with property acquisitions, property dispositions, and property management. The compensation arrangements between affiliates of Cole Advisors and these other Cole sponsored programs could influence its advice to us. See “Item 1. — Business — Conflicts of Interest” in this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Not required for a smaller reporting company.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2009.
ITEM 9A(T). CONTROLS AND PROCEDURES
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2009, were effective in all material respects to ensure that information required to be disclosed by us in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
No change occurred in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting
Cole Credit Property Trust, Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of Cole Credit Property Trust, Inc.’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, management has concluded that Cole Credit Property Trust, Inc.’s internal control over financial reporting was effective as of December 31, 2009.
This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2010 annual meeting of stockholders.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2010 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2010 annual meeting of stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2010 annual meeting of stockholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2010 annual meeting of stockholders.

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
Phoenix, Arizona
We have audited the accompanying consolidated balance sheets of Cole Credit Property Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements presents fairly, in all material respects, the financial position of Cole Credit Property Trust, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 29, 2010

COLE CREDIT PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2009	2008
ASSETS:
Investment in real estate assets:
Land	$55,317	$55,321
Buildings and improvements, less accumulated depreciation of $17,273 and $13,588, respectively	106,278	109,963
Acquired intangible lease assets, less accumulated amortization of $9,170 and $7,246, respectively	19,168	21,092

Total investment in real estate assets	180,763	186,376

Cash and cash equivalents	1,907	923
Rents and tenant receivables, less allowance for doubtful accounts of $167 and $167, respectively	2,478	2,084
Prepaid expenses and other assets	84	104
Deferred financing costs, less accumulated amortization of $1,518 and $1,415, respectively	770	1,155

Total assets	$186,002	$190,642

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Notes payable and line of credit	$118,738	$117,977
Accounts payable and accrued expenses	878	757
Due to affiliates	41	167
Acquired below market lease intangibles, less accumulated amortization of $1,018 and $814, respectively	1,221	1,425
Distributions payable	589	589
Deferred rent and other liabilities	615	590

Total liabilities	122,082	121,505

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 10,090,951 shares issued and outstanding	101	101
Capital in excess of par value	90,424	90,424
Accumulated distributions in excess of earnings	(26,605)	(21,388)

Total stockholders’ equity	63,920	69,137

Total liabilities and stockholders’ equity	$186,002	$190,642

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2009	2008
Revenues:
Rental and other income	$15,944	$15,860
Tenant reimbursement income	383	373

Total revenue	16,327	16,233

Expenses:
General and administrative	712	635
Property operating expenses	512	646
Property and asset management expenses	475	966
Depreciation	3,685	3,684
Amortization	1,802	1,802

Total operating expenses	7,186	7,733

Real estate operating income	9,141	8,500

Other income (expense):
Interest and other income	16	25
Interest expense	(7,310)	(7,307)

Total other expense	(7,294)	(7,282)

Net income	$1,847	$1,218

Weighted average number of common shares outstanding:
Basic and diluted	10,090,951	10,090,951

Net income per common share:
Basic and diluted	$0.18	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except share and per share amounts)

	Common Stock			Accumulated
	Number of		Capital in Excess in	Distributions in	Total Stockholders’
	Shares	Par Value	Par Value	Excess of Earnings	Equity
Balance, January 1, 2008	10,090,951	$101	$90,424	$(15,544)	$74,981
Distributions	—	—	—	(7,062)	(7,062)
Net income	—	—	—	1,218	1,218

Balance, December 31, 2008	10,090,951	$101	$90,424	$(21,388)	$69,137

Distributions	—	—	—	(7,064)	(7,064)
Net income	—	—	—	1,847	1,847

Balance, December 31, 2009	10,090,951	$101	$90,424	$(26,605)	$63,920

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$1,847	$1,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,685	3,684
Amortization	2,105	2,115
Gain on sale of assets	(9)	—
Changes in assets and liabilities:
Rents and tenant receivables	(394)	(461)
Prepaid expenses and other assets	20	(38)
Accounts payable and accrued expenses	132	20
Due to affiliates	(126)	167
Deferred rent and other liabilities	25	460

Net cash provided by operating activities	7,285	7,165

Cash flows from investing activities:
Investment in real estate and property improvements	—	(45)
Proceeds from sale of easement	13	—

Net cash provided by (used in) investing activities	13	(45)

Cash flows from financing activities:
Distributions to investors	(7,064)	(7,062)
Proceeds from notes payable and line of credit	1,450	—
Repayment of notes payable and line of credit	(700)	—
Deferred financing costs paid	—	(48)

Net cash used in financing activities	(6,314)	(7,110)

Net increase in cash and cash equivalents	984	10
Cash and cash equivalents, beginning of year	923	913

Cash and cash equivalents, end of year	$1,907	$923

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Dividends declared and unpaid	$589	$589

Supplemental Cash Flow Disclosures:
Interest paid	$6,913	$6,912

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
At December 31, 2009, the Company owned 42 properties comprising approximately 1.0 million square feet of single-tenant, retail space located in 19 states. As of December 31, 2009, these properties were 100% leased.
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such financial statements and accompanying notes are the representations of its management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States (“GAAP”), in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. Certain reclassifications related to our amortization and allowance for doubtful accounts have been made to prior years’ Consolidated Statement of Cash Flows in order to conform to current year presentation. Such reclassifications had no impact on previously reported net cash provided by operating activities.
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
Redemptions of Common Stock
The Company will determine at the beginning of each fiscal year the maximum amount of shares that it may redeem during that year. The Company may use up to 1.0% of its annual cash flow to meet these redemption needs, including cash proceeds generated from new offerings, operating cash flow not intended for dividends, borrowings and capital transactions such as asset sales or refinancing. On December 15, 2008, the Company’s board of directors determined that no amounts were to be made available for redemption during the year ended December 31, 2009. The shares the Company redeems under its share redemption program will be cancelled and returned to the status of authorized but unissued shares. The Company does not intend to resell such shares to the public unless they are first registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and under appropriate state securities laws or otherwise sold in compliance with such laws. As of December 31, 2009, the Company had redeemed a total of 7,300 shares, at an average of $9.35 per share, under the share redemption program. During the years ended December 31, 2009 and 2008, the Company did not redeem any shares under the share redemption program.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Investment in and Valuation of Real Estate and Related Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, including acquisition related expenses incurred prior to January 1, 2009, construction and any tenant improvements, major improvements and betterments that extend the useful life of the related asset and leasing costs. All repairs and maintenance are expensed as incurred.
Assets, other than land, are depreciated or amortized on a straight line basis. The estimated useful lives of our assets by class are generally as follows:

Building	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy of a property’s major tenant, a significant decrease in a property’s revenues due to circumstances, such as lease terminations, vacancies, or reduced lease rates. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate and related intangible assets to their fair value and recognize an impairment loss. The Company continues to monitor several properties for which tenants have experienced financial difficulties. The undiscounted future operating cash flows expected from the use of these properties and their related intangible assets and their eventual disposition continue to exceed the carrying value of the assets as of December 31, 2009. Should the conditions of any of these properties change, the undiscounted future operating cash flows expected may change and adversely affect the recoverability of the carrying values related to these properties. No impairment losses were recorded for the years ended December 31, 2009 and 2008.
Projections of expected future cash flows require the Company to use estimates such as future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the number of months it takes to release the property, required tenant improvements and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flow and fair value and could result in the misstatement of the carrying value of our real estate and related intangible assets and net income.
When a real estate asset is identified as held for sale, the Company will cease depreciation of the asset and estimate the sales price, net of selling costs. If, in the Company’s opinion, the net sales price of the asset is less than the net book value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property. There were no assets identified as held for sale as of December 31, 2009 and 2008.
Allocation of Purchase Price of Real Estate and Related Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, building and improvements and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their fair values. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). The Company obtains an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to the Company’s management, is used by management in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to lease intangibles. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
The fair values of above market and below market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods with respect to a below market lease. The above market and below market lease values are capitalized as intangible lease assets or liabilities. Above market lease values are amortized as an adjustment of rental income over the remaining terms of the respective leases. Below market leases are amortized as an adjustment of rental income over the remaining terms of the respective leases including any bargain renewal periods.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The fair values of in-place leases include direct costs associated with obtaining a new tenant, and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant include commissions, tenant improvements and other direct costs and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. These direct costs are included in intangible lease assets in the accompanying consolidated balance sheet and are amortized to expense over the lesser of the useful life or the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These intangibles are included in intangible lease assets in the accompanying consolidated balance sheet and are amortized to expense over the lesser of the useful life or the remaining term of the respective leases.
The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount and capitalization rates, interest rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of the Company’s purchase price allocations, which could impact the amount of its reported net income.
Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. The Company considers investments in highly liquid money market funds with maturities when purchased of three months or less, if any, to be cash equivalents.
Rents and Tenant Receivables
Rents and tenant receivables primarily includes amounts to be collected in future periods related to the recognition of rental income on a straight-line basis over the lease term and cost recoveries due from tenants. See “Revenue Recognition” below. The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes its accounts receivable balances and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy, if any, are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income is directly affected by management’s estimate of the collectability of accounts receivable. The Company records allowances for those balances that the Company deems to be uncollectible, including any amounts relating to straight-line rent receivables.
Other Assets
Other assets consists primarily of prepaid expenses as of the balance sheet date that relate to future periods and will be expensed or reclassified to another account during the period to which the costs relate. Any amounts with no future economic benefit are charged to earnings when identified.
Deferred Financing Costs
Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Amortization of deferred financing costs for the years ended December 31, 2009 and 2008 was approximately $385,000 and approximately $395,000, respectively, and was recorded in interest expense in the consolidated statements of operations.
Revenue Recognition
Upon the acquisition of real estate, certain properties have leases where minimum rent payments increase during the term of the lease. The Company records rental revenue for the full term of each lease on a straight-line basis. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents or increases related to changes in the consumer price index, until the specific event that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period the related costs are incurred.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Income Taxes
The Company generally will not be subject to federal corporate income tax to the extent it distributes at least 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Concentration of Credit Risk
As of December 31, 2009, the Company had cash on deposit in one financial institution, which was approximately $1.7 million in excess of federally insured levels; however, the Company has not experienced any losses in such account. The Company limits investment of cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.
As of December 31, 2009, three tenants in the drugstore industry, one tenant in the auto sales industry and one tenant in the home improvement industry accounted for approximately 36%, 11%, and 10% of the Company’s 2009 gross annualized base rental revenues, respectively. Additionally, we have certain geographic concentration in our property holdings. In particular, as of December 31, 2009, eight of our properties were located in Texas and five of our properties were located in Kansas, accounting for approximately 24% and 17% of our 2009 gross annualized base rental revenues, respectively.
Stockholders’ Equity
As of December 31, 2009 and December 31, 2008, the Company was authorized to issue 90,000,000 shares of common stock and 10,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. The Company’s board of directors may authorize additional shares of capital stock and amend their terms without obtaining stockholder approval.
The par value of investor proceeds raised from the Offering was classified as common stock, with the remainder allocated to capital in excess of par value. As the Company’s share redemption program allows the Company’s board of directors to reject any request for redemption, the Company accounts for the common stock issued in the Offering as permanent equity, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”). During the years ended December 31, 2009 and 2008, the Company redeemed no shares under the share redemption program.
Earnings Per Share
Earnings per share is calculated based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding is identical for basic and fully diluted earnings per share. The Company has no stock options issued or outstanding.
Reportable Segments
The FASB ASC 280, Segment Reporting (“ASC 280”), establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company has one reportable segment, commercial properties, which consists of activities related to investing in real estate. The commercial properties are geographically diversified throughout the United States, and the Company’s chief operating decision maker evaluates operating performance on an overall portfolio level. These commercial properties have similar economic characteristics, therefore the Company’s properties have been aggregated into one reportable segment.
Interest
Interest is charged to interest expense as it accrues. No interest costs were capitalized during the years ended December 31, 2009 and 2008.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Distributions Payable and Distribution Policy
In order to maintain its status as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its taxable income, excluding capital gains. To the extent funds are available, the Company intends to pay regular monthly distributions to stockholders. Distributions are paid to those stockholders who are stockholders of record as of applicable record dates.
New Accounting Pronouncements
In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, codified primarily in ASC 805, Business Combinations (“ASC 805”). ASC 805 clarifies and amends the accounting guidance for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of ASC 805 became effective for the Company for any business combinations occurring on or after January 1, 2009. If the Company acquires real estate properties in the future the Company expects ASC 805 will have a material impact on its condensed consolidated unaudited financial statements. The adoption of ASC 805 requires the Company to expense acquisition costs related to real estate transactions as incurred, compared to the former practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired. There were no property acquisitions during the year ended December 31, 2009, therefore the adoption of ASC 805 has not had a material impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51, codified primarily in ASC 810, Consolidation (“ASC 810”). This statement amends ARB 51 and revises accounting and reporting requirements for noncontrolling interest (formerly minority interest) in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 was effective for the Company on January 1, 2009. The provisions of this standard are applied retrospectively upon adoption. The adoption of ASC 810 has not had a material impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued ASC 855-10, Subsequent Events, to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new disclosure requirement is effective for interim reporting periods ending after June 15, 2009. The Company adopted ASC 855-10 on April 1, 2009 and provided the required disclosures. In February 2010, FASB issued Accounting Standards Update (“ASU”) 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements, (“ASU 2010-09”), which removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. The Company adopted ASU 2010-09 in February 2010 and did not disclose the date the financial statements are available to be issued.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification™ (the “Codification”) will become the source of authoritative GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for Securities and Exchange Commission registrants. The Codification became effective on July 1, 2009 and superseded all then-existing non-Securities and Exchange Commission accounting and reporting standards. All other non-grandfathered non-Securities and Exchange Commission accounting literature not included in the Codification is nonauthoritative. The Company adopted the Codification beginning on July 1, 2009. Because the Codification is not intended to change GAAP, it did not have a material impact on the Company’s consolidated financial statements.
In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (“ASU 2009-05”), which provides alternatives to measuring the fair value of liabilities when a quoted price for an identical liability traded in an active market does not exist. The alternatives include using either (1) a valuation technique that uses quoted prices for identical or similar liabilities or (2) another valuation technique, such as a present value technique or a technique that is based on the amount paid or received by the reporting entity to transfer an identical liability. The amended guidance was effective for the Company beginning October 1, 2009. The adoption of ASU 2009-05 has not had a material impact on the Company’s consolidated financial statements.
In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), (“ASU 2010-06”), which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, ASU 2010-06 amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715, Compensation—Retirement Benefits, to require that disclosures be provided by classes of assets instead of by major categories of assets. ASU 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2010-06 to have a material impact on the consolidated financial statement disclosures.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents, rents and tenant receivables, and accounts payable and accrued expenses - The Company considers the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization. The Company’s investments in highly liquid money market funds are valued using level 1 inputs.
Mortgage notes payable and line of credit - The fair value is estimated using a discounted cash flow technique based on estimated borrowing rates available to the Company as of December 31, 2009. The estimated fair value of the mortgage notes payable and line of credit as of December 31, 2009 was approximately $113.9 million, as compared to the carrying value of approximately $118.7 million. The estimated fair value of the mortgage notes payable as of December 31, 2008 was approximately $114.7 million, as compared to the carrying value of approximately $118.0 million.
Considerable judgment is necessary to develop estimated fair values of certain financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.
NOTE 4 — ACQUIRED INTANGIBLE LEASE ASSETS
Acquired intangible assets consisted of the following (in thousands):

	December 31,
	2009	2008
Acquired in place leases, net of accumulated amortization of $8,511 and $6,709 as of December 31, 2009 and 2008, respectively (with a weighted average life of 141 and 153 months, respectively).	$17,735	$19,537

Acquired above market leases, net of accumulated amortization of $659 and $537 as of December 31, 2009 and 2008, respectively (with a weighted average life of 145 and 157 months, respectively).	1,433	1,555

	$19,168	$21,092

Amortization expense on the identified intangible assets, for each of the years ended December 31, 2009 and 2008 was $1.9 million, respectively.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Estimated amortization expense of the respective intangible lease assets as of December 31, 2009 for each of the five succeeding fiscal years is as follows (in thousands):

	Amount
Year	Leases In-Place	Above Market Leases
2010	$1,802	$122
2011	1,802	122
2012	1,802	122
2013	1,801	122
2014	1,584	122
NOTE 5 — MORTGAGE NOTES PAYABLE
As of December 31, 2009, the Company had 38 mortgage notes payable totaling approximately $118.0 million, with fixed interest rates ranging from 4.87% to 7.36% and a weighted average interest rate of approximately 5.92%. The mortgage notes payable mature on various dates from April 2010 through December 2029, with a weighted average remaining term of approximately 4.9 years. Each of the mortgage notes is secured by the respective properties on which the debt was placed. The mortgage notes are generally non-recourse to the Company and Cole OP I, but both are liable for customary non-recourse carve-outs. The mortgage notes are secured by substantially all of the Company’s real estate assets. As of December 31, 2009, the Company had $750,000 outstanding under an approximately $1.5 million revolving line of credit. The revolving line of credit bears interest at a variable rate equal to the one-month LIBOR plus 175 basis points and matures in March 2011. The revolving line of credit is secured by one property. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities securing the notes payable and revolving line of credit, was approximately $197.3 million as of December 31, 2009.
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
As of December 31, 2009, the Company elected to extend the maturity date of six mortgage notes totaling approximately $9.0 million to various dates in November and December 2029 in accordance with the hyper-amortization provisions of the respective promissory notes. Under the hyper-amortization provisions, the maturity dates were extended by 20 years. During such period, the lender will apply 100% of the rents collected from the properties collateralizing the notes to the following items in the order indicated: (i) payment of accrued interest at the original fixed interest rate, (ii) all payments for escrow or reserve accounts, (iii) any operating expenses of the property pursuant to an approved annual budget, (iv) any extraordinary operating or capital expenses and (v) the balance of the rents collected will be applied to the following in such order as the lender may determine: (1) any other amounts due in accordance with the loan documents, (2) the reduction of the principal balance of the promissory notes, and (3) interest accrued at the “Revised Interest Rate” but not previously paid. As used herein, Revised Interest Rate means an interest rate equal to the greater of (A) the initial fixed interest rate as stated in the respective promissory note agreement plus 2.0% per annum or (B) the then current Treasury Constant Maturity Yield Index plus 2.0% per annum. The Company expects the interest rates on the extended loans to range from 6.62% to 7.36%.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the scheduled aggregate principal repayments for the five years subsequent to December 31, 2009 (in thousands):

For the Year Ending December 31:	Principal Repayments
2010	$41,614
2011	8,550
2012	—
2013	—
2014	—
Thereafter	68,574

Total	$118,738

The Company expects to pay down the current maturities of its outstanding fixed rate debt of approximately $41.6 million through the use of net cash provided by property operations, borrowings on its existing revolving line of credit, through the possible liquidation of one or more of its investment properties, from short term borrowings from an affiliate of its advisor or from the election of the hyper-amortization provisions set forth in certain promissory notes. As of December 31, 2009, the Company had approximately $700,000 of available borrowings under its revolving line of credit.
NOTE 6 — ACQUIRED BELOW MARKET LEASE INTANGIBLES
Acquired below market lease intangibles consisted of the following (in thousands):

	December 31,
	2009	2008
Acquired below-market leases, net of accumulated amortization of $1,018 and $814 as of December 31, 2009 and 2008, respectively (with a weighted average life of 82 and 94 months, respectively).	$1,221	$1,425

Amortization income on the intangible liability, for each of the years ended December 31, 2009 and 2008 was approximately $204,000.
Estimated amortization income of the intangible lease liability as of December 31, 2009 for each of the five succeeding fiscal years is as follows (in thousands):

Year	Below Market Lease
2010	$202
2011	200
2012	200
2013	200
2014	134
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

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 8 — RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
Certain affiliates of the Company received fees and compensation in connection with the Company’s private placement of shares of its common stock, and receive fees and compensation in connection with the acquisition, management and sale of the assets of the Company.
If Cole Advisors provides substantial services, as determined by the Company, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors a financing coordination fee equal to 1% of the amount available under such financing; provided, however, that Cole Advisors shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors received such a fee. Financing coordination fees payable from loan proceeds from permanent financing will be paid to Cole Advisors as the Company acquires such permanent financing. However, no fees are paid on loan proceeds from any line of credit until such time as all net offering proceeds have been invested by the Company. No such fees were incurred by Cole Advisors for the year ended December 31, 2009. During the year ended December 31, 2008, the Company paid approximately $15,000 for financing coordination fees to Cole Advisors.
The Company paid, and expects to continue to pay, Cole Realty Advisors, Inc. (“Cole Realty”), its affiliated property manager, fees for the management and leasing of the Company’s properties. Property management fees are equal to 3% of gross revenues, and leasing commissions are at prevailing market rates, not to exceed the greater of $4.50 per square foot or 7.5% of the total lease obligation. During the years ended December 31, 2009 and 2008, the Company recorded approximately $475,000 and approximately $468,000 for property management fees incurred by Cole Realty, respectively. As of December 31, 2009 and 2008, approximately $41,000 and $42,000, respectively, of such costs had been incurred by Cole Realty but had not been reimbursed by the Company, and is included in due to affiliates on the consolidated financial statements.
Cole Realty, or its affiliates, also receives acquisition and advisory fees of up to 3% of the contract purchase price of each property. During each of the years ended December 31, 2009 and 2008, no such fees were incurred by the Company.
The Company is obligated to pay Cole Advisors an annualized asset management fee of up to 0.75% of the aggregate asset value of the Company’s assets. Pursuant to a waiver of the fee by Cole Advisors, no asset management fees were incurred during the year ended December 31, 2009. The Company is not obligated to pay any amounts for such period. However, Cole Advisors may elect to increase its asset management fees in future periods up to 0.75% of the aggregate asset value of the Company’s assets. During the year ended December 31, 2008, the Company recorded approximately $498,000 for asset management fees incurred by Cole Advisors. As of December 31, 2009, no amounts were payable to Cole Advisors for asset management fees. As of December 31, 2008, approximately $125,000 of such costs had been incurred by Cole Advisors but had not been reimbursed by the Company, and is included in due to affiliates on the consolidated financial statements.
If Cole Advisors, or its affiliates, provides a substantial amount of services, as determined by the Company, in connection with the sale of one or more properties, the Company will pay Cole Advisors an amount equal to 3% of the contract price of each asset sold. In no event will the combined disposition fee paid to Cole Advisors, its affiliates and unaffiliated third parties exceed the reasonable, customary and competitive amount for such services. In addition, after investors have received a return of their net capital contributions and a 7.5% annual cumulative, non-compounded return, then Cole Advisors is entitled to receive 20% of the remaining net sale proceeds. During the years ended December 31, 2009 and 2008, the Company did not pay any fees or amounts to Cole Advisors relating to the sale of properties.
In the event the Company’s common stock is listed in the future on a national securities exchange, a subordinated incentive listing fee equal to 20% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate a 7.5% annual cumulative, non-compounded return to investors would be paid to Cole Advisors.
The Company may reimburse Cole Advisors for expenses it incurs in connection with its provision of administrative services, including related personnel costs. The Company does not reimburse for personnel costs in connection with services for which Cole Advisors receives acquisition fees or disposition fees. During the years ended December 31, 2009 and 2008, the Company did not incur or reimburse Cole Advisors for any such costs.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
NOTE 10 — STOCKHOLDERS’ EQUITY
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
The Company determines at the beginning of each fiscal year the maximum amount of shares that it may redeem during that year. The Company may use up to 1.0% of its annual cash flow to meet these redemption needs, including cash proceeds generated from new offerings, operating cash flow not intended for dividends, borrowings, and capital transactions such as asset sales or refinancings. During the years ended December 31, 2009 and 2008, the Company redeemed no shares under the share redemption program.
Except as described below for redemptions upon the death of a stockholder, the purchase price for the redeemed shares will equal the lesser of (1) the price actually paid for those shares or (2) either (i) $8.50 per share or (ii) 90.0% of the net asset value per share of $7.65, as determined by the board of directors. The Company’s board of directors reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemption, or (4) otherwise amend the terms of the share redemption program.
The purchase price for shares redeemed upon the death of a stockholder generally will be equal to the price the stockholder actually paid for the shares. If, at the time of redemption, the Company’s advisor or another firm it might choose for that purpose has made a determination of the net asset value per share, the purchase price for shares redeemed upon the death of a stockholder will be the net asset value of the shares as so determined. As of January 1, 2010, the Company has estimated its net asset value per share to be $7.65. The Company will redeem shares upon the death of a stockholder only to the extent that it has sufficient funds available to the Company to fund such redemption.
Redemptions of shares, when requested, generally are made quarterly on a first-come, first-served basis. The Company cannot guarantee that it will have sufficient available cash flow to accommodate any or all requests made in any quarter. If the Company does not have such sufficient funds available, at the time when redemption is requested, a stockholder can (1) withdraw his or her request for redemption or (2) ask that the Company honor such stockholder request at such time, if any, when sufficient funds become available. Such pending requests will generally be honored on a first-come, first-served basis.
Stockholders may present to the Company fewer than all of their shares for redemption, except that (1) any participating stockholder must present for redemption at least 2,500 shares and (2) if any participating stockholder retains any shares, such stockholder must retain at least 2,500 shares.
The shares the Company redeems under its share redemption program will be cancelled and returned to the status of authorized but unissued shares. The Company does not intend to resell such shares to the public unless they are first registered with the Securities and Exchange Commission under the Securities Act and under appropriate state securities laws or otherwise sold in compliance with such laws.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 11 — INCOME TAXES
For federal income tax purposes, distributions to common stockholders are characterized as dividend income, capital gains, or as a return of a stockholder’s invested capital. The following table represents the character of distributions to stockholders for the years ended December 31, 2009 and 2008:

Character of Distributions:	2009	2008
Dividend income	43%	42%
Capital gain	—%	—%
Return of capital	57%	58%

	100%	100%

At December 31, 2009, the tax basis carrying value of the Company’s land and depreciable real estate assets was approximately $187.3 million. During the years ended December 31, 2009 and 2008, the Company incurred state income taxes of approximately $39,000 and approximately $76,000, respectively, which has been recorded in general and administrative expenses in the consolidated statements of operations.
NOTE 12 — OPERATING LEASES
All of the Company’s real estate assets are leased to tenants under operating leases, for which the terms and expirations vary. The leases frequently have provisions to extend the lease agreement and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rental income from the Company’s investment in real estate assets under non-cancellable operating leases, as of December 31, 2009 is as follows (in thousands):

Year Ending December 31:	Amount
2010	$16,025
2011	16,025
2012	16,025
2013	16,025
2014	14,712
Thereafter	102,933

Total	$181,745

NOTE 13 — SUBSEQUENT EVENTS
Estimated Value Per Share
The Company reported an estimate of the net asset value per share of its common stock on February 1, 2010, for purposes of assisting fiduciaries of plans subject to the annual reporting requirements of the ERISA, and IRA trustees or custodians, which prepare reports relating to an investment in the Company’s shares.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The annual statement of value for stockholders subject to ERISA and to certain other plan stockholders is only an estimate and may not reflect the actual value of shares of the Company’s common stock. The Company’s board of directors engaged a third-party valuation company to develop the estimates and to provide advice in determining the estimated net asset value per share. The estimated net asset value per share was derived by using various valuation methodologies, which employed a range of assumptions and considered the impact of trends in the economy and the real estate industry. Based on the results of the methodologies, the Company’s board of directors selected a value within the range of values as the estimated net asset value per share of $7.65 as of December 31, 2009. Because this is only an estimate, the Company may subsequently revise any annual valuation that is provided. There can be no assurance, however, with respect to the estimated net asset value per share, that:
•	the estimated value per share would actually be realized by the Company’s stockholders upon liquidation, because this estimate does not necessarily indicate the price at which properties can be sold;

•	the Company’s stockholders would be able to realize estimated net asset values if they were to attempt to sell their shares, because no public market for the Company’s shares exists or is likely to develop;

•	this estimate of value reflects the price or prices at which the Company’s common stock would or could trade if it were listed on a national stock exchange; or

•	the annual statement of value, or method used to establish such value, complies with any reporting and disclosure or annual valuation requirements under ERISA or the Internal Revenue Code.
Share Redemption Program
In accordance with the Company’s share redemption program, effective January 1, 2010, the purchase price for the redeemed shares will equal the lesser of (1) the price actually paid for those shares or (2) either (i) $8.50 per share or (ii) 90.0% of the net asset value per share as determined by the Company’s board of directors. Therefore, the share redemption price would be $6.89 per share based on the net asset value per share as determined by the Company’s board of directors. However, the Company’s share redemption program provides that the Company’s board of directors must determine at the beginning of each fiscal year the maximum amount of shares that the Company may redeem during that year. The Company’s board of directors has determined that no amounts were to be made available for redemption during the year ended December 31, 2010.
Distribution
The board of directors of the Company authorized a daily distribution, based on 365 days in the calendar year, of $0.001369999 per share for stockholders of record as of the close of business on each day in the month of March 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Credit Property Trust, Inc. (Registrant)
Date: March 29, 2010	By:	/s/ CHRISTOPHER H. COLE
		Name:	Christopher H. Cole
		Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER H. COLE Christopher H. Cole	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 29, 2010

/s/ D. KIRK MCALLASTER, JR. D. Kirk McAllaster, Jr.	Executive Vice President, Chief Financial Officer, and Director (Principal Financial Officer and Accounting Officer)	March 29, 2010

/s/ JOHN M. PONS John M. Pons	Secretary and Director	March 29, 2010

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2009 (and are numbered in accordance with Item 601 of Regulation S-K).

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

21.1	*	List of Subsidiaries.
31.1	*	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.