Form 10-Q
period 2010-03-31
Cole Credit Property Trust Inc
filed 2010-05-14
CIK 1289272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-51962
COLE CREDIT PROPERTY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-0939158
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2555 East Camelback Road, Suite 400
Phoenix, Arizona 85016	(602) 778-8700
(Address and zip code of principal executive offices)	(Registrant’s telephone number, including area code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 14, 2010, there were 10,090,951 shares of common stock, par value $0.01, of Cole Credit Property Trust, Inc. outstanding.

COLE CREDIT PROPERTY TRUST, INC.
INDEX

PART I
FINANCIAL INFORMATION
The accompanying condensed consolidated unaudited interim financial statements as of and for the three months ended March 31, 2010 have been prepared by Cole Credit Property Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.
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

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(Dollar amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2010	2009
ASSETS:
Investment in real estate assets:
Land	$55,317	$55,317
Buildings and improvements, less accumulated depreciation of $18,194 and $17,273, respectively	105,357	106,278
Acquired intangible lease assets, less accumulated amortization of $9,650 and $9,170, respectively	18,688	19,168

Total investment in real estate assets, net	179,362	180,763
Cash and cash equivalents	1,136	1,907
Rents and tenant receivables, less allowance for doubtful accounts of $167 and $167, respectively	2,259	2,478
Prepaid expenses and other assets	491	84
Deferred financing costs, less accumulated amortization of $1,399 and $1,518, respectively	911	770

Total assets	$184,159	$186,002

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Notes payable and line of credit	$118,674	$118,738
Accounts payable and accrued expenses	897	878
Due to affiliates	46	41
Acquired below market lease intangibles, less accumulated amortization of $1,069 and $1,018, respectively	1,170	1,221
Distributions payable	429	589
Deferred rent and other liabilities	212	615

Total liabilities	121,428	122,082

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 10,090,951 shares issued and outstanding	101	101
Capital in excess of par value	90,424	90,424
Accumulated distributions in excess of earnings	(27,794)	(26,605)

Total stockholders’ equity	62,731	63,920

Total liabilities and stockholders’ equity	$184,159	$186,002

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share amounts)

	Three Months Ended
	March 31, 2010	March 31, 2009
Revenues:
Rental and other income	$3,946	$3,907
Tenant reimbursement income	98	109

Total revenue	4,044	4,016

Expenses:
General and administrative expenses	147	166
Property operating expenses	125	129
Property management expenses	128	121
Depreciation	921	921
Amortization	450	450

Total operating expenses	1,771	1,787

Operating income	2,273	2,229

Other income (expense):
Interest and other income	1	12
Interest expense	(1,857)	(1,799)

Total other expense	(1,856)	(1,787)

Net income	$417	$442

Weighted average number of common shares outstanding:
Basic and diluted	10,090,951	10,090,951

Net income per common share:
Basic and diluted	$0.04	$0.04

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except share amounts)

	Common Stock			Accumulated	Total
	Number of		Capital in Excess in	Distributions in	Stockholders’
	Shares	Par Value	Par Value	Excess of Earnings	Equity
Balance, January 1, 2010	10,090,951	$101	$90,424	$(26,605)	$63,920
Distributions	—	—	—	(1,606)	(1,606)
Net income	—	—	—	417	417

Balance, March 31, 2010	10,090,951	$101	$90,424	$(27,794)	$62,731

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net income	$417	$442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	921	921
Amortization	504	529
Gain on sale of assets	—	(10)
Changes in assets and liabilities:
Rents and tenant receivables	219	82
Prepaid expenses and other assets	26	24
Accounts payable and accrued expenses	(193)	(65)
Due to affiliates	5	(129)
Deferred rent and other liabilities	(403)	(342)

Net cash provided by operating activities	1,496	1,452

Cash flows from investing activities:
Proceeds from sale of easement	—	13

Net cash provided by investing activities	—	13

Cash flows from financing activities:
Distributions to investors	(1,766)	(1,766)
Payment of loan deposits	(433)	—
Repayment of notes payable and line of credit	(64)	—
Deferred financing costs paid	(4)	—

Net cash used in financing activities	(2,267)	(1,766)

Net decrease in cash and cash equivalents	(771)	(301)
Cash and cash equivalents, beginning of period	1,907	923

Cash and cash equivalents, end of period	$1,136	$622

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Dividends declared and unpaid	$429	$589

Accrued deferred financing costs	$212	$—

Supplemental Cash Flow Disclosures:
Interest paid	$1,774	$1,700

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2010
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust, Inc. (the “Company”) is a Maryland corporation that was formed on March 29, 2004 that is organized and operates as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company’s business is conducted through Cole Operating Partnership I, LP (“Cole OP I”), a Delaware limited partnership. The Company is the sole general partner of and owns a 99.99% partnership interest in Cole OP I. Cole REIT Advisors, LLC (“Cole Advisors”), the affiliate advisor to the Company, is the sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of Cole OP I.
As of March 31, 2010, the Company owned 42 properties comprising 1.0 million square feet of single-tenant, retail space located in 19 states. As of March 31, 2010, these properties were 100% leased.
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 8 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2009, and related notes thereto set forth in the Company’s Annual Report on Form 10-K.
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

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
March 31, 2010
NOTE 3 — FAIR VALUE MEASUREMENTS
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy as follows:
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents, rents and tenant receivables, and accounts payable and accrued expenses — The Company considers the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization.
Notes payable and line of credit — The fair value is estimated using a discounted cash flow technique based on estimated borrowing rates available to the Company as of March 31, 2010. The estimated fair value of the notes payable and line of credit as of March 31, 2010 was $115.7 million, as compared to the carrying value of $118.7 million. The estimated fair value of the notes payable as of December 31, 2009 was $113.9 million, as compared to the carrying value of $118.7 million.
Considerable judgment is necessary to develop estimated fair values of certain financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.
NOTE 4 — NOTES PAYABLE AND LINE OF CREDIT
As of March 31, 2010, the Company had 38 mortgage notes payable totaling $117.9 million, with fixed interest rates ranging from 4.87% to 7.36% and a weighted average interest rate of 6.02%. The mortgage notes payable mature on various dates from April 2010 through January 2040, with a weighted average remaining term of 6.2 years. During the three months ended March 31, 2010 the Company elected to extend the maturity date of one mortgage note totaling $6.2 million to January 2040 in accordance with the hyper-amortization provisions of the respective promissory note. Each of the mortgage notes are secured by the respective property. The mortgage notes are generally non-recourse to the Company and Cole OP I, but both are liable for customary non-recourse carve-outs. The mortgage notes are collateralized by substantially all of the Company’s real estate assets.
As of March 31, 2010, the Company had $750,000 outstanding under a $1.5 million revolving line of credit. The revolving line of credit bears interest at a variable rate equal to the one-month LIBOR plus 175 basis points and matures in March 2011. The revolving line of credit is secured by one property.
Subsequent to March 31, 2010, the Company refinanced $50.7 million of mortgage notes payable including $750,000 outstanding under the revolving line of credit through loan agreements with two lenders, in the aggregate principal amount of $51.6 million and two revolving line of credit agreements that provide for an aggregate of $2.9 million of available borrowings from Series C, LLC (“Series C”), which is an affiliate of the Company’s advisor, on which the Company borrowed $1.9 million. See Note 9 for a further discussion of financing activity subsequent to March 31, 2010. As a result of the subsequent financing activity noted above, the Company had a total of 20 mortgage notes payable in the aggregate principal amount of $120.9 million, with fixed interest rates ranging from 5.27% to 6.96% and a weighted average interest rate of 6.48%, and which mature on various dates from June 2011 through September 2017, with a weighted average remaining term of 5.1 years.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
March 31, 2010
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
If Cole Advisors provides substantial services, as determined by the Company, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors a financing coordination fee equal to 1% of the amount available under such financing; provided, however, that Cole Advisors shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors received such a fee. Financing coordination fees payable from loan proceeds from permanent financing will be paid to Cole Advisors as the Company acquires such permanent financing. However, no fees will be paid on loan proceeds from any line of credit until such time as all net offering proceeds have been invested by the Company. No such fees were incurred by the Company during each of the three months ended March 31, 2010 and 2009.
The Company paid, and expects to continue to pay, Cole Realty Advisors, Inc. (“Cole Realty”), its affiliated property manager, fees for the management and leasing of the Company’s properties. Property management fees are equal to 3% of gross revenues, and leasing fees are at prevailing market rates, not to exceed the greater of $4.50 per square foot or 7.5% of the total lease obligation. During the three months ended March 31, 2010 and 2009, the Company incurred $128,000 and $121,000 for property management fees, respectively. As of March 31, 2010 and December 31, 2009, $46,000 and $41,000, respectively, of such costs had been incurred by the Company but had not been paid, and is included in due to affiliates on the condensed consolidated unaudited financial statements.
Cole Realty, or its affiliates, also receives acquisition and advisory fees of up to 3% of the contract purchase price of each property. During each of the three months ended March 31, 2010 and 2009, no such fees were incurred by the Company.
The Company is obligated to pay Cole Advisors an annualized asset management fee of up to 0.75% of the aggregate asset value of the Company’s assets. Pursuant to a waiver of the fee by Cole Advisors, no asset management fees were incurred by the Company during each of the three months ended March 31, 2010 and 2009. The Company is not obligated to pay any amounts for such periods. However, Cole Advisors may elect to increase its asset management fees in future periods up to the 0.75% fee.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
March 31, 2010
If Cole Advisors, or its affiliates, provides a substantial amount of services, as determined by the Company, in connection with the sale of one or more properties, the Company will pay Cole Advisors an amount equal to 3% of the contract price of each asset sold. In no event will the combined disposition fee paid to Cole Advisors, its affiliates and unaffiliated third parties exceed the reasonable, customary and competitive amount for such services. In addition, after investors have received a return of their net capital contributions and a 7.5% annual cumulative, non-compounded return, then Cole Advisors is entitled to receive 20% of the remaining net sale proceeds. During each of the three months ended March 31, 2010 and 2009, the Company did not incur any fees to Cole Advisors relating to the sale of properties.
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
The Company may reimburse Cole Advisors for expenses it incurs in connection with its provision of administrative services, including related personnel costs. The Company does not reimburse for personnel costs in connection with services for which Cole Advisors receives acquisition fees or disposition fees. During each of the three months ended March 31, 2010 and 2009, the Company did not incur any such costs.
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
NOTE 8 — NEW ACCOUNTING PRONOUNCEMENTS
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820), (“ASU 2010-06”), which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures of the level of disaggregation and inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on the consolidated financial statement disclosures.
NOTE 9 — SUBSEQUENT EVENTS
Notes Payable and Line of Credit
On April 1, 2010, the Company, through certain of its subsidiaries, refinanced $50.7 million of mortgage notes payable including $750,000 outstanding under the revolving line of credit through loan agreements with two lenders, in the aggregate principal amount of $51.6 million (the “Loans”) and two revolving line of credit agreements that provide for an aggregate of $2.9 million of available borrowings from Series C, on which the Company borrowed $1.9 million (the “Revolving Loans”).
The Loans are collateralized by the Company’s direct and indirect interests in 22 single-tenant commercial properties owned by the Company with an aggregate purchase price of $87.3 million. The Loans bear interest at a weighted average fixed rate of 6.96% per annum and principal and interest payments are due monthly, with any remaining principal amounts due on the maturity date, April 11, 2015. In connection with the Loans, the Company paid Cole Advisors a financing coordination fee of $516,000.
The Revolving Loans have a fixed interest rate of 5.75% with monthly interest-only payments, and the outstanding principal and accrued and unpaid interest due on March 31, 2012. No financing coordination fee was paid to Cole Advisors or its affiliates in connection with the Revolving Loans.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2009. The terms “we,” “us,” “our,” and the “Company” refer to Cole Credit Property Trust, Inc.
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
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration or termination of existing leases, inability to obtain financing or refinance existing debt, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows.
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
As of March 31, 2010, we owned 42 properties, which were 100% leased, comprising 1.0 million square feet of single-tenant, retail space located in 19 states. We do not anticipate acquiring any additional properties, unless we were to dispose of any of our properties in the ordinary course of business, in which case we would expect to reinvest the sales proceeds in additional properties. We currently have no plans to dispose of any of our properties.

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental income accounted for 98% and 97% of total revenue during the three months ended March 31, 2010 and 2009, respectively. As 100% of our properties are under lease, with an average remaining lease term of 11.1 years, our exposure to changes in commercial rental rates and contractual lease expirations is substantially mitigated, except for any vacancies caused by tenant bankruptcies, rent reductions or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
As of March 31, 2010, the debt leverage ratio of our portfolio, which is the ratio of debt to total gross real estate assets net of gross intangible lease liabilities, was 58%. 99% of our debt is subject to fixed interest rates, ranging from 4.87% to 7.36%, with a weighted average remaining term of 6.2 years. Subsequent to March 31, 2010, we refinanced $50.7 million of mortgage notes payable including $750,000 outstanding under the revolving line of credit through loan agreements with two lenders, in the aggregate principal amount of $51.6 million and two revolving line of credit agreements that provide for an aggregate of $2.9 million of available borrowings from Series C, on which we borrowed $1.9 million. As a result of the refinancings noted above, as of April 1, 2010 the debt leverage ratio of our portfolio, which is the ratio of debt to total gross real estate assets net of gross intangible lease liabilities, was 59%. 100% of our debt is subject to fixed interest rates, ranging from 5.27% to 6.96%, with a weighted average remaining term of 5.1 years. As we have no outstanding variable rate debt, our exposure to short-term changes in interest rates is limited. However, we will be subject to changes in interest rates as we refinance our debt as it matures. See our contractual obligations table in the section captioned “Long-term Liquidity and Capital Resources.”
Recent Market Conditions
There continues to be positive signs of economic recovery, however the current mortgage lending and interest rate environment for real estate in general continues to be disrupted. Domestic and international financial markets have recently experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system. These disruptions severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. Although credit conditions are beginning to improve, we have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to refinance our debt at maturity. Additionally, if we are able to refinance our existing debt as it matures it may be at rates and terms which are less favorable than our existing debt or, if we elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, the interest rates charged to us will be higher, each of which may adversely affect our results of operations and the distribution rate we are able to pay to our investors. Additionally, if we are required to sell any of our properties to meet our liquidity requirements it will result in lower rental revenue and it may be at a price less than our acquisition price for the property, each of which would adversely impact our results of operations and the distribution rate we are able to pay to our investors.
The current economic environment has lead to high unemployment rates and a continued decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets causing higher tenant vacancies, declining rental rates and declining property values. As of March 31, 2010, 100% of our rentable square feet were under lease. However, if the current economic recession persists, we may experience vacancies or be required to reduce rents on occupied space. If we do experience vacancies, our advisor will actively seek to lease our vacant space; however, as retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-tenant a property has increased.
Results of Operations
Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
Revenue. Revenue remained relatively constant at $4.0 million for the three months ended March 31, 2010 and 2009, increasing $28,000, or less than 1%. The increase was primarily due to contractual rent increases tied to changes in the consumer price index, offset by a reduction in rental rates on one property. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for 98% and 97% of total revenue during each of the three months ended March 31, 2010 and 2009, respectively.

General and Administrative Expenses. General and administrative expenses decreased $19,000, or 11%, to $147,000 for the three months ended March 31, 2010, compared to $166,000 for the three months ended March 31, 2009. The decrease was primarily due to lower accounting fees, partially offset by higher legal fees during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009. The primary general and administrative expense items are legal and accounting fees, state franchise and income taxes, transfer agent fees and other licenses and fees.
Property Operating Expenses. Property operating expenses decreased $4,000, or 3%, to $125,000 for the three months ended March 31, 2010, compared to $129,000 during the three months ended March 31, 2009. The decrease was primarily due to a decrease in annual property tax expense. The primary property operating expense items are property taxes, insurance, property repairs and bad debt expense.
Property Management Expenses. Property management expenses increased $7,000, or 6%, to $128,000 for the three months ended March 31, 2010, compared to $121,000 during the three months ended March 31, 2009. The increase is primarily due to an increase in revenues during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.
Depreciation and Amortization Expenses. Depreciation and amortization expenses remained constant at $1.4 million during the three months ended March 31, 2010 and 2009.
Interest and Other Income. Interest and other income decreased $11,000, or 92%, to $1,000 for the three months ended March 31, 2010, compared to $12,000 during the three months ended March 31, 2009. The decrease was primarily due to a $10,000 non-recurring gain on the sale of an easement recorded for one property during the three months ended March 31, 2009.
Interest Expense. Interest expense increased $58,000, or 3%, to $1.9 million for the three months ended March 31, 2010, compared to at $1.8 million during the three months ended March 31, 2009. The increase was primarily due to an increase in interest rates associated with seven mortgage notes payable for which the Company elected to extend the maturity dates in accordance with the hyper-amortization provisions in the notes.
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

Our calculation of FFO is presented in the following table for the periods ended as indicated (dollar amounts in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$417	$442
Add:
Depreciation of real estate assets	921	921
Amortization of lease related costs	450	450
Less:
Gain on sale of easement	—	(10)

FFO	$1,788	$1,803

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:
•	In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of $48,000 and $83,000 during the three months ended March 31, 2010 and 2009, respectively.

•	Amortization of deferred financing costs totaled $75,000 and $99,000 during the three months ended March 31, 2010 and 2009, respectively.
Liquidity and Capital Resources
Short-term Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements through net cash provided by property operations. As of March 31, 2010, we had a total of $35.4 million of fixed rate debt and $750,000 of variable rate debt maturing within the next 12 months. Subsequent to March 31, 2010, we refinanced all of the fixed rate and variable rate debt maturing within the next 12 months, including $50.7 million of mortgage notes payable and $750,000 outstanding under the revolving line of credit through loan agreements with two lenders, in the aggregate principal amount of $51.6 million and two revolving line of credit agreements that provide for an aggregate of $2.9 million of financing from Series C, on which we borrowed $1.9 million.
Long-term Liquidity and Capital Resources
We expect to meet our long-term liquidity requirements through proceeds from available borrowings under our revolving line of credit, secured or unsecured financings or refinancings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations. We expect that our primary uses of capital will be for the payment of operating expenses, including interest expense on any outstanding indebtedness, for the payment of tenant improvements, leasing commissions, and repairs and maintenance, for the possible reinvestment of proceeds from the strategic sale of properties in replacement properties and for the payment of distributions to our stockholders.
We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after payments of principal on our outstanding indebtedness and certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary such as proceeds from available borrowings under our revolving line of credit. To the extent that cash flows from operations are lower than our current expectations due to lower returns on the properties, distributions paid to our stockholders may be lower.
During the three months ended March 31, 2010, we paid distributions of $1.8 million, which were funded by cash flows from operations of $1.5 million and excess cash flows from operations from previous periods of $270,000. During the three months ended March 31, 2009, we paid distributions of $1.8 million, which were funded by cash flows from operations of $1.5 million and excess cash flows from operations from previous periods of $330,000.

We expect that substantially all net cash resulting from any debt financing will be used to fund certain repayments of outstanding debt, possible replacement properties, certain capital or leasing expenditures or distributions to our stockholders. We did not have any material commitments for capital expenditures as of March 31, 2010.
As of March 31, 2010, we had cash and cash equivalents of $1.1 million, which we expect to be used primarily to pay operating expenses, interest on our indebtedness and stockholder distributions.
As of March 31, 2010, we had $118.7 million of debt outstanding, consisting of $117.9 million subject to fixed interest rates (“Fixed Rate Debt”) and $750,000 outstanding under a revolving line of credit. The Fixed Rate Debt had interest rates ranging from 4.87% to 7.36%, with a weighted average interest rate of 6.02%, and matures on various dates from April 2010 through January 2040. See Note 4 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for terms of the revolving line of credit. Our debt leverage ratio, which is the ratio of debt to total gross real estate assets net of gross intangible lease liabilities, was 58%, with a weighted average remaining term to maturity of 6.2 years.
Our contractual obligations are as follows (dollar amounts in thousands):

	Payments due by period (1)(2)
				More than 5
	Less than 1 year	1-3 years	4-5 years	years	Total
Principal payments — fixed rate debt (1)	$580	$9,861	$75,460	$33,058	$118,959
Interest payments — fixed rate debt (1)	7,548	21,637	10,088	748	40,021
Principal payments — line of credit (1)	—	1,935	—	—	1,935
Interest payments — line of credit (3)	111	115	—	—	226

Total	$8,239	$33,548	$85,548	$33,806	$161,141

(1)	Subsequent to March 31, 2010, we entered into $52.6 million of borrowings for which the proceeds were used to refinance all of the fixed and variable rate debt maturing during the year ending December 31, 2010 and the loans which were previously extended under the hyper-amortization provisions. See Notes 4 and 9 for further discussion. Accordingly, the table above is presented to show our contractual obligations after the effect of the financing activity noted above.

(2)	The table above does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(3)	Based on interest rate in effect as of March 31, 2010.
Cash Flow Analysis
Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
Operating Activities. Net cash provided by operating activities decreased $44,000, or 3%, to $1.5 million for the three months ended March 31, 2010 compared to $1.5 million for the three months ended March 31, 2009. The decrease was primarily due to a decrease in net income of $25,000 and a decrease in the change in accounts payable and accrued expenses of $128,000, offset by increases in the change in rents and tenant receivables of $137,000 and due to affiliates of $134,000. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. There were no cash flows from investing activities for the three months ended March 31, 2010, compared to $13,000 of cash provided by investing activities for the three months ended March 31, 2009. The change was due to the receipt of proceeds from the sale of an easement on a property during the three months ended March 31, 2009.
Financing Activities. Net cash used in financing activities increased $500,000, or 28%, to $2.3 million for the three months ended March 31, 2010, compared to $1.8 million for the three months ended March 31, 2009. The increase was primarily due to the payment of mortgage loan deposits of $433,000 and the repayment of principal on seven mortgage notes payable in accordance with the hyper-amortization provisions of the notes of $64,000.

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
Inflation
We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in certain of our tenant leases that would help protect us from the impact of inflation, such as step rental increases and percentage rent provisions. However, due to the long-term nature of the leases, the leases may not adjust frequently enough to adequately offset the effects of inflation. In addition, most of our leases require the tenant to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property.
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:
•	Investment in and Valuation of Real Estate and Related Assets;

•	Allocation of Purchase Price of Real Estate and Related Assets;

•	Revenue Recognition; and

•	Income Taxes.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2009, and our critical accounting policies have not changed during the three months ended March 31, 2010. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2009, and related notes thereto.
Commitments and Contingencies
We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 5 of our condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with Cole Advisors and its affiliates whereby we pay certain fees to, or reimburse certain expenses of, Cole Advisors or its affiliates for acquisition and advisory fees and expenses, asset and property management fees and reimbursement of operating costs. See Note 6 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.

New Accounting Pronouncements
Refer to Note 8 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation of applicable new accounting pronouncements.
Off Balance Sheet Arrangements
As of March 31, 2010 and December 31, 2009 we had no off balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.

Item 4T.	Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2010, were effective in all material respects to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
We are not a party to, and none of our properties are subject to any material pending legal proceedings.

Item 1A.	Risk Factors
Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered securities during the three months ended March 31, 2010. No shares were redeemed during the three months ended March 31, 2010.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended March 31, 2010 that would require a response to this item.

Item 4.	Removed and Reserved

Item 5.	Other Information
No events occurred during the three months ended March 31, 2010 that would require a response to this item.

Item 6.	Exhibits
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
D. Kirk McAllaster, Jr.
Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)
Date: May 14, 2010

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.		Description
3.1		Articles of Incorporation. (Incorporated by reference to the Company’s Registration Statement on Form 10-SB (File No. 000-51962) filed on May 1, 2006).
3.2		Amended and Restated Bylaws. (Incorporated by reference to the Company’s Registration Statement on Form 10-SB (File No. 000-51962) filed on May 1, 2006).
10.1
Loan Agreement, dated April 1, 2010, by and between Cole Credit Property Trust, Inc., and certain of its wholly-owned subsidiaries, collectively as Borrower, and The Royal Bank of Scotland PLC as lender.

10.2		Loan Agreement, dated April 1, 2010, by and between Cole Mezzco CCPT I, LLC as Borrower, and IVC Cole Mezz, LLC as lender.
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