Form 10-Q
period 2010-06-30
Cole Credit Property Trust Inc
filed 2010-08-13
CIK 1289272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐ No ☒

As of August 12, 2010, there were 10,090,951 shares of common stock, par value $0.01, of Cole Credit Property Trust, Inc. outstanding.

COLE CREDIT PROPERTY TRUST, INC.

PART I
FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited interim financial statements as of and for the three and six months ended June 30, 2010 have been prepared by Cole Credit Property Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results expected for the full year.  The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements.  Such adjustments are of a normal recurring nature.

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

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(Dollar amounts in thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
ASSETS:
Investment in real estate assets:
Land	$55,317	$55,317
Buildings and improvements, less accumulated depreciation of $19,115 and $17,273, respectively	104,436	106,278
Acquired intangible lease assets, less accumulated amortization of $10,132 and $9,170, respectively	18,206	19,168
Total investment in real estate assets, net	177,959	180,763
Cash and cash equivalents	1,209	1,907
Restricted cash	407	—
Rents and tenant receivables, less allowance for doubtful accounts of $167	2,321	2,478
Prepaid expenses and other assets	26	84
Deferred financing costs, less accumulated amortization of $684 and $1,518, respectively	2,694	770
Total assets	$184,616	$186,002

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Notes payable and line of credit	$118,858	$118,738
Lines of credit with affiliate	1,935	—
Accounts payable and accrued expenses	680	878
Due to affiliates	48	41
Acquired below market lease intangibles, less accumulated amortization of $1,120 and $1,018, respectively	1,119	1,221
Distributions payable	415	589
Deferred rent and other liabilities	261	615
Total liabilities	123,316	122,082
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 10,090,951 shares issued and outstanding	101	101
Capital in excess of par value	90,424	90,424
Accumulated distributions in excess of earnings	(29,225)	(26,605)
Total stockholders’ equity	61,300	63,920
Total liabilities and stockholders’ equity	$184,616	$186,002

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Rental and other property income	$3,941	$4,150	$7,887	$8,057
Tenant reimbursement income	94	97	192	206
Total revenue	4,035	4,247	8,079	8,263

Expenses:
General and administrative expenses	150	194	297	360
Property operating expenses	139	131	264	260
Property management expenses	119	115	247	236
Depreciation	921	921	1,842	1,842
Amortization	451	451	901	901
Total operating expenses	1,780	1,812	3,551	3,599
Operating income	2,255	2,435	4,528	4,664

Other expense:
Interest expense, net	(2,173)	(1,821)	(4,025)	(3,608)
Loss on early extinguishment of debt	(254)	—	(259)	—
Total other expense	(2,427)	(1,821)	(4,284)	(3,608)
Net (loss) income	$(172)	$614	$244	$1,056

Weighted average number of common shares outstanding:
Basic and diluted	10,090,951	10,090,951	10,090,951	10,090,951

Net (loss) income per common share:
Basic and diluted	$(0.02)	$0.06	$0.02	$0.10

Distributions declared per common share:
Basic and diluted	$0.12	$0.17	$0.28	$0.35

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except share amounts)

	Common Stock		Capital in Excess in Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2010	10,090,951	$101	$90,424	$(26,605)	$63,920
Distributions	—	—	—	(2,864)	(2,864)
Net income	—	—	—	244	244
Balance, June 30, 2010	10,090,951	$101	$90,424	$(29,225)	$61,300

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$244	$1,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,842	1,842
Amortization of intangible lease assets and below market lease intangibles, net	860	860
Amortization of deferred financing costs	199	200
Loss on early extinguishment of debt	259	—
Gain on sale of assets	—	(9)
Changes in assets and liabilities:
Rents and tenant receivables	157	(272)
Prepaid expenses and other assets	58	60
Accounts payable and accrued expenses	(198)	(114)
Due to affiliates	7	(129)
Deferred rent and other liabilities	(354)	(229)
Net cash provided by operating activities	3,074	3,265
Cash flows from investing activities:
Change in restricted cash	(407)	—
Proceeds from sale of easement	—	13
Net cash (used in) provided by investing activities	(407)	13
Cash flows from financing activities:
Distributions to investors	(3,038)	(3,532)
Payment of loan deposits	(433)	—
Refund of loan deposits	433	—
Proceeds from notes payable	51,625	750
Repayment of notes payable and line of credit	(51,505)	—
Proceeds from lines of credit with affiliates	1,935	—
Deferred financing costs paid	(2,170)	—
Payment of costs related to the early extinguishment of debt	(212)	—
Net cash used in financing activities	(3,365)	(2,782)
Net (decrease) increase in cash and cash equivalents	(698)	496
Cash and cash equivalents, beginning of period	1,907	923
Cash and cash equivalents, end of period	$1,209	$1,419

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Dividends declared and unpaid	$415	$589
Supplemental Cash Flow Disclosures:
Interest paid	$3,798	$3,439

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2010

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

As of June 30, 2010, the Company owned 42 properties comprising 1.0 million square feet of single-tenant, retail space located in 19 states.  As of June 30, 2010, these properties were 100% leased.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

     The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 8 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods.  Results for these interim periods are not necessarily indicative of full year results.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2009 and  related notes thereto set forth in the Company’s Annual Report on Form 10-K.

The accompanying condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.

Restricted Cash and Escrows

The Company had $407,000 in restricted cash as of June 30, 2010, held by lenders in escrow accounts for tenant and capital improvements, leasing commissions, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement.

Redemptions of Common Stock

In accordance with the Company’s share redemption program, effective January 1, 2010, the purchase price for the redeemed shares will equal the lesser of (1) the price actually paid for those shares or (2) either (i) $8.50 per share or (ii) 90.0% of the net asset value per share as determined by the Company’s board of directors. Therefore, the share redemption price would be $6.89 per share based on the net asset value per share as determined by the Company’s board of directors. However, the Company’s share redemption program provides that the Company’s board of directors must determine at the beginning of each fiscal year the maximum amount of shares that the Company may redeem during that year. The Company’s board of directors has determined that no amounts are to be made available for redemption during the year ending December 31, 2010.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2010

NOTE 3 – FAIR VALUE MEASUREMENTS

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Cash and cash equivalents, restricted cash, rents and tenant receivables, and accounts payable and accrued expenses – The Company considers the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

Notes payable and lines of credit – The fair value is estimated using a discounted cash flow technique based on estimated borrowing rates available to the Company as of June 30, 2010 and December 31, 2009.  The fair value of the notes payable and lines of credit with affiliate was $118.3 million and $1.9 million as of June 30, 2010, respectively, as compared to the carrying value of $118.9 million and $1.9 million as of June 30, 2010, respectively.  The fair value of the notes payable and line of credit was $113.2 million and $720,000 as of December 31, 2009, as compared to the carrying value of $118.0 million and $750,000 as of December 31, 2009.

Considerable judgment is necessary to develop estimated fair values of certain financial instruments.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.

NOTE 4 —NOTES PAYABLE AND LINES OF CREDIT

During the six months ended June 30, 2010 the Company refinanced $50.7 million of mortgage notes payable, including $750,000 outstanding under the revolving line of credit, through loan agreements with two lenders, in the aggregate principal amount of $51.6 million ( the “Loans”), and two revolving line of credit agreements that provide for an aggregate of $2.9 million of available borrowings from Series C, LLC (“Series C”), which is an affiliate of the Company’s advisor, on which the Company had borrowed $1.9 million under one of our revolving lines of credit (the “Revolving Loans”).  The Loans are collateralized by the Company’s direct and indirect interest in 22 single-tenant commercial properties owned by the Company with an aggregate purchase price of $87.3 million.  The Loans bear interest at a weighted average fixed rate of 6.96% per annum and principal and interest payments are due monthly, with any remaining principal amounts due on the maturity date, April 11, 2015.  The Revolving Loans have a fixed interest rate of 5.75% with monthly interest-only payments, and the outstanding principal and accrued and unpaid interest due on March 31, 2012.  The Company recorded a loss on early extinguishment of debt related to the refinancing transaction of $259,000, consisting of $212,000 of prepayment costs and the write-off of $47,000 of unamortized deferred financing costs related to the refinanced mortgage notes payable.

As of June 30, 2010, the Company had $120.8 million outstanding in mortgage notes payable and lines of credit borrowings, with fixed interest rates ranging from 5.27% to 6.96% and a weighted average interest rate of 6.48%, and which mature on various dates from June 2011 through September 2017, with a weighted average remaining term of 4.9 years.  Each of the mortgage notes payable and lines of credit are secured by the respective properties on which the debt was placed.  The mortgage notes and lines of credit are generally non-recourse to the Company and Cole OP I, but both are liable for customary non-recourse carve-outs.  The mortgage notes and lines of credit are collateralized by all of the Company’s real estate assets.  The mortgage notes payable and lines of credit contain customary default provisions and may generally be prepaid subject to meeting certain requirements and payment of a prepayment premium as specified in the respective loan or line of credit agreement. Generally, upon the occurrence of an event of default, interest on the mortgage notes will accrue at an annual default interest rate equal to the lesser of (a) the maximum rate permitted by applicable law, or (b) the then-current interest rate plus a percentage specified in the respective loan agreement. Certain mortgage notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth and debt service coverage ratios, in addition to limits on leverage ratios and variable rate debt. The Company believes it was in compliance with the financial covenants as of June 30, 2010.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2010

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

If Cole Advisors provides substantial services, as determined by the Company, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors a financing coordination fee equal to 1% of the amount available under such financing; provided, however, that Cole Advisors shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors received such a fee.  Financing coordination fees payable on loan proceeds from permanent financing will be paid to Cole Advisors as the Company acquires such permanent financing.  However, no fees will be paid on loan proceeds from any line of credit until such time as all net offering proceeds have been invested by the Company.  During the three and six months ended June 30, 2010, the Company incurred $516,000 for financing coordination fees in connection with the refinancing of its mortgage notes payable described in Note 4 above.  No such fees were incurred by the Company during the three and six months ended June 30, 2009.

The Company paid, and expects to continue to pay, Cole Realty Advisors, Inc. (“Cole Realty”), its affiliated property manager, fees for the management and leasing of the Company’s properties.  Property management fees are equal to 3% of gross revenues, and leasing fees are at prevailing market rates, not to exceed the greater of $4.50 per square foot or 7.5% of the total lease obligation.  During the three months ended June 30, 2010 and 2009, the Company incurred $119,000 and $115,000 for property management fees, respectively.  During the six months ended June 30, 2010 and 2009, the Company incurred $247,000 and $236,000 for property management fees, respectively.  As of June 30, 2010 and December 31, 2009, $39,000 and $41,000, respectively, of such costs had been incurred by the Company but had not been paid, and are included in due to affiliates on the condensed consolidated unaudited financial statements.

Cole Realty, or its affiliates, also receives acquisition and advisory fees of up to 3% of the contract purchase price of each property.  No such fees were incurred by the Company during each of the three and six months ended June 30, 2010 and 2009.

The Company is obligated to pay Cole Advisors an annualized asset management fee of up to 0.75% of the aggregate asset value of the Company’s assets.  Pursuant to a waiver of the fee by Cole Advisors, no asset management fees were incurred by the Company during each of the three and six months ended June 30, 2010 and 2009.  The Company is not obligated to pay any amounts for such periods.  However, Cole Advisors may elect to increase its asset management fees in future periods up to the 0.75% fee.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2010

      If Cole Advisors, or its affiliates, provides a substantial amount of services, as determined by the Company, in connection with the sale of one or more properties, the Company will pay Cole Advisors an amount equal to 3% of the contract price of each asset sold.  In no event will the combined disposition fee paid to Cole Advisors, its affiliates and unaffiliated third parties exceed the reasonable, customary and competitive amount for such services.  In addition, after investors have received a return of their net capital contributions and a 7.5% annual cumulative, non-compounded return, then Cole Advisors is entitled to receive 20% of the remaining net sale proceeds.  No such fees were incurred by the Company during each of the three and six months ended June 30, 2010 and 2009 relating to the sale of properties.

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

The Company may reimburse Cole Advisors for expenses it incurs in connection with its provision of administrative services, including related personnel costs.  The Company does not reimburse for personnel costs in connection with services for which Cole Advisors receives acquisition fees or disposition fees.  No such costs were incurred by the Company during each of the three and six months ended June 30, 2010 and 2009.

During the six months ended June 30, 2010, the Company entered into two revolving line of credit agreements that provide for an aggregate of $2.9 million of available borrowings from Series C, on which the Company borrowed $1.9 million.  No financing coordination fee was paid, or will be paid, to Cole Advisors or its affiliates in connection with these revolving lines of credit.  The line of credit agreements bear a fixed interest rate of 5.75% and mature in March 2012.  During the three and six months ended June 30, 2010, the Company incurred $28,000 of interest expense related to the aforementioned lines of credit with Series C.  As of June 30, 2010, $9,000 of such expense had been incurred by the Company but had not been paid, and is included in due to affiliates on the condensed consolidated unaudited financial statements.

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

Overview

We were formed on March 29, 2004 to acquire and operate commercial real estate primarily consisting of net leased, freestanding, single-tenant, income-generating retail properties located throughout the United States.  We have no paid employees and are externally managed by Cole Advisors, an affiliate of ours.  We currently qualify, and intend to continue to elect to qualify, as a REIT for federal income tax purposes.

As of June 30, 2010, we owned 42 properties, which were 100% leased, comprising 1.0 million square feet of single-tenant retail space located in 19 states.  We do not anticipate acquiring any additional properties, unless we were to dispose of any of our properties in the ordinary course of business, in which case we would expect to reinvest the sales proceeds in additional properties.  We currently have no plans to dispose of any of our properties.

      Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness.  Rental and other property income accounted for 98% of total revenue during the three and six months ended June 30, 2010 and 2009.  As 100% of our properties are under lease, with an average remaining lease term of 10.8 years, our exposure to changes in commercial rental rates and contractual lease expirations is substantially mitigated, except for any vacancies caused by tenant bankruptcies, rent reductions or other factors.  Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends.  If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

As of June 30, 2010, our debt leverage ratio, which is the ratio of debt to total gross real estate assets net of gross intangible lease liabilities, was 59%.  All of our debt is subject to fixed interest rates, ranging from 5.27% to 6.96%, with a weighted average remaining term of 4.9 years.  As we have no outstanding variable rate debt, our exposure to short-term changes in interest rates is limited. However, we will be subject to changes in interest rates as we refinance our debt as it matures. See our contractual obligations table in the section captioned “Long-term Liquidity and Capital Resources.”

Recent Market Conditions

There have been positive signs of economic recovery; however, the current mortgage lending and interest rate environment for real estate in general continues to be disrupted.  Domestic and international financial markets have experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system.  These disruptions severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit.  Although credit conditions have improved, we have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to refinance our debt at maturity.  Additionally, if we are able to refinance our existing debt as it matures it may be at lower leverage levels or at rates and terms which are less favorable than our existing debt or, if we elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, the interest rates charged to us will be higher, each of which may adversely affect our results of operations and the distribution rate we are able to pay to our investors.  Additionally, if we are required to sell any of our properties to meet our liquidity requirements, such sale will result in lower rental revenue and may be at a price less than our acquisition price for the property, each of which would adversely impact our results of operations and the distribution rate we are able to pay to our investors.

The current economic environment has lead to high unemployment rates and a decline in consumer spending.  These economic trends have adversely impacted the retail and real estate markets, causing higher tenant vacancies, declining rental rates and declining property values.  As of June 30, 2010, 100% of our rentable square feet was under lease.  However, if the current economic uncertainty persists, we may experience vacancies or be required to reduce rents on occupied space.  If we do experience vacancies, our advisor will actively seek to lease our vacant space; however, as retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-lease a property has increased.

Results of Operations

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Revenue. Revenue decreased $212,000, or 5%, to $4.0 million for the three months ended June 30, 2010, compared to $4.2 million for the three months ended June 30, 2009.  The decrease is primarily due to additional rental income of $235,000 recorded during the three months ended June 30, 2009 related to the recognition of a cumulative consumer price index adjustment for one tenant, in accordance with the lease terms.  Our revenue primarily consists of rental income from net leased commercial properties, which accounted for 98% of total revenue during each of the three months ended June 30, 2010 and 2009.

        General and Administrative Expenses. General and administrative expenses decreased $44,000, or 23%, to $150,000 for the three months ended June 30, 2010, compared to $194,000 for the three months ended June 30, 2009.  The decrease was primarily due to lower accounting fees during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009.  The primary general and administrative expense items are legal and accounting fees, state franchise and income taxes, transfer agent fees and other licenses and fees.

Property Operating Expenses. Property operating expenses increased $8,000, or 6%, to $139,000 for the three months ended June 30, 2010, compared to $131,000 for the three months ended June 30, 2009.  The increase was primarily due to an increase in property repairs and maintenance during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009.  The primary property operating expense items are property taxes, repairs and maintenance, and insurance.

Property Management Expenses. Property management expenses increased $4,000, or 3%, to $119,000 for the three months ended June 30, 2010, compared to $115,000 for the three months ended June 30, 2009.  The increase is primarily due an increase in gross cash received for rental and property related income during the three months ended June 30, 2010, compared to the three months ended June 30, 2009.

Depreciation and Amortization Expenses. Depreciation and amortization expenses remained constant at $1.4 million for the three months ended June 30, 2010 and 2009.

Net Interest Expense.  Net interest expense increased $352,000, or 19%, to $2.2 million for the three months ended June 30, 2010, compared to $1.8 million for the three months ended June 30, 2009.  The increase was primarily due to an increase in the weighted average interest rate on outstanding debt to 6.48% at June 30, 2010, compared to 5.76% at June 30, 2009, which was due to the refinancing of certain mortgage notes payable during 2010 at higher interest rates.  The primary net interest expense items are interest expense, amortization of deferred financing costs and interest income.

Loss on Early Extinguishment of Debt.  Loss on early extinguishment of debt was $254,000 for the three months ended June 30, 2010, compared to no loss for the three months ended June 30, 2009.  The loss during the three months ended June 30, 2010 was due to the refinancing of 22 mortgage notes payable and one line of credit.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Revenue. Revenue decreased $184,000, or 2%, to $8.1 million for the six months ended June 30, 2010, compared to $8.3 million for the six months ended June 30, 2009.  The decrease is primarily due to additional rental income recorded during the six months ended June 30, 2009 related to the recognition of a cumulative consumer price index adjustment for one tenant in accordance with the lease terms, offset by contractual rent increases tied to changes in the consumer price index.  Our revenue primarily consists of rental income from net leased commercial properties, which accounted for 98% of total revenue during each of the six months ended June 30, 2010 and 2009.

General and Administrative Expenses. General and administrative expenses decreased $63,000, or 18%, to $297,000 for the six months ended June 30, 2010, compared to $360,000 for the six months ended June 30, 2009.  The decrease was primarily due to lower accounting fees during the six months ended June 30, 2010, as compared to the six months ended June 30, 2009.  The primary general and administrative expense items are legal and accounting fees, state franchise and income taxes, transfer agent fees and other licenses and fees.

Property Operating Expenses. Property operating expenses remained relatively constant, increasing $4,000, or 2%, to $264,000 for the six months ended June 30, 2010, compared to $260,000 for the six months ended June 30, 2009.  The primary property operating expense items are property taxes, insurance, and repairs and maintenance.

Property Management Expenses. Property management expenses increased $11,000, or 5%, to $247,000 for the six months ended June 30, 2010, compared to $236,000 for the six months ended June 30, 2009.  The increase is primarily due an increase in gross cash received for rental and property related income during the six months ended June 30, 2010, compared to the six months ended June 30, 2009.

Depreciation and Amortization Expenses. Depreciation and amortization expenses remained constant at $2.7 million for the six months ended June 30, 2010 and 2009.

        Net Interest Expense.  Net interest expense increased $417,000, or 12%, to $4.0 million for the six months ended June 30, 2010, compared to $3.6 million for the six months ended June 30, 2009.  The increase was primarily due to an increase in the weighted average interest rate on outstanding debt to 6.48% at June 30, 2010, compared to 5.76% at June 30, 2009, which was due to the refinancing of certain mortgage notes payable in 2010 at higher interest rates.  The increase was also due to higher interest rates on seven mortgage notes payable for which the Company elected to extend the maturity dates in accordance with the hyper-amortization provisions, prior to refinancing.  The primary net interest expense items are interest expense, amortization of deferred financing costs and interest income.

Loss on Early Extinguishment of Debt.  Loss on early extinguishment of debt was $259,000 for the six months ended June 30, 2010, compared to no loss for the six months ended June 30, 2009.  The loss during the six months ended June 30, 2010 was due to the refinancing of 22 mortgage notes payable and one line of credit.

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

Our calculation of FFO is presented in the following table for the periods ended as indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net (loss) income	$(172)	$614	$244	$1,056
Add:
Depreciation of real estate assets	921	921	1,842	1,842
Amortization of lease related costs	451	451	901	901
Less:
Gain on sale of easement	—	—	—	(9)
FFO	$1,200	$1,986	$2,987	$3,790

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•
In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of $34,000 and $82,000 during the three and six months ended June 30, 2010, respectively, and $71,000 and $154,000 during the three and six months ended June 30, 2009, respectively.

•
Amortization of deferred financing costs totaled $123,000 and $199,000 during the three and six months ended June 30, 2010, respectively, and $100,000 and $200,000 during the three and six months ended June 30, 2009, respectively.

•
Loss on the early extinguishment of debt totaled $254,000 and $259,000 during the three and six months ended June 30, 2010, respectively, each of which includes the write-off of $47,000 of unamortized deferred financing costs related to the refinanced mortgage notes payable.  There were no losses on the early extinguishment of debt during the three and six months ended June 30, 2009.

Liquidity and Capital Resources

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through net cash provided by operations.  As of June 30, 2010, we had one fixed rate note payable in the amount of $7.8 million maturing in June 2011.  The remaining $113.0 million of our outstanding debt has a weighted average remaining term of 5.2 years.   We are currently evaluating the possible financing or refinancing of the $7.8 million maturing in June 2011.  If we are unable to finance or refinance any portion of the amount maturing, we expect to pay down any such amount through a combination of the use of net cash provided by operations, available borrowings under our $2.9 million revolving lines of credit, short term borrowings from an affiliate of our advisor and/or the potential sale of certain properties, or we may elect to extend the maturity date in accordance with the hyper-amortization provisions.  If we are able to refinance our existing debt as it matures, it may be at rates and terms that are less favorable than our existing debt or, if we elect to extend the maturity date of the mortgage note in accordance with the hyper-amortization provisions, the interest rates charged to use will be higher, each of which may adversely affect our results of operations and the dividend rate we are able to pay to our investors.  As of June 30, 2010, we had $1.0 million of available borrowings under our revolving lines of credit.

Long-term Liquidity and Capital Resources

We expect to meet our long-term liquidity requirements through proceeds from available borrowings under our revolving lines of credit, secured or unsecured financings or refinancings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations.  We expect that our primary uses of capital will be for the payment of operating expenses, including interest expense on our outstanding indebtedness, for the payment of tenant improvements, leasing commissions and repairs and maintenance, for the possible reinvestment of proceeds from the strategic sale of properties in replacement properties and for the payment of distributions to our stockholders.

We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after payments of principal on our outstanding indebtedness and certain capital expenditures, including tenant improvements and leasing commissions, are made; however, we may use other sources to fund distributions, as necessary, such as proceeds from available borrowings under our revolving line of credit.  To the extent that cash flows from operations are lower than our current expectations due to lower returns on the properties, distributions paid to our stockholders may be reduced.

During the six months ended June 30, 2010, we paid distributions of $3.0 million, which were funded entirely by cash flows from operations.  During the six months ended June 30, 2009, we paid distributions of $3.5 million, which were funded by cash flows from operations of $3.3 million and excess cash flows from operations from previous periods of $267,000.

We expect that substantially all net cash resulting from any debt financing will be used to fund certain repayments of outstanding debt, the purchase of possible replacement properties, the payment of certain capital or leasing expenditures or the payment of distributions to our stockholders.  We did not have any material commitments for capital expenditures as of June 30, 2010.

As of June 30, 2010, we had cash and cash equivalents of $1.2 million, which we expect to be used primarily to pay operating expenses, interest on our indebtedness and stockholder distributions.

As of June 30, 2010, we had $120.8 million of fixed rate debt outstanding, including $1.9 million which was outstanding under one of our revolving lines of credit.  The outstanding debt is subject to fixed interest rates ranging from 5.27% to 6.96%, with a weighted average interest rate of 6.48%, and matures on various dates from June 2011 through September 2017.  Our debt leverage ratio, which is the ratio of debt to total gross real estate assets net of gross intangible lease liabilities, was 59%, with a weighted average remaining term to maturity of 4.9 years.

Our contractual obligations are as follows (dollar amounts in thousands):

	Payments due by period (1)
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Principal payments – notes payable	$118,858	$8,433	$2,088	$106,660	$1,677
Interest payments – notes payable	38,172	7,731	21,498	8,817	126
Principal payments – line of credit	1,935	—	1,935	—	—
Interest payments – line of credit	198	111	87	—	—
Total	$159,163	$16,275	$25,608	$115,477	$1,803

(1)	The table above does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

Cash Flow Analysis

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Operating Activities.  Net cash provided by operating activities decreased $191,000, or 6%, to $3.1 million for the six months ended June 30, 2010 compared to $3.3 million for the six months ended June 30, 2009.  The decrease was primarily due to a decrease in net income of $812,000 and a decrease in the change in deferred rent and other liabilities of $125,000, offset by a loss on the early extinguishment of debt of $259,000 and increases in the change in rents and tenant receivables of $429,000 and due to affiliates of $136,000.  See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities.  Net cash used in investing activities was $407,000 for the six months ended June 30, 2010, compared to $13,000 of net cash provided by investing activities for the six months ended June 30, 2009.  The change was primarily due to the deposit of cash into required lender reserves during the six months ended June 30, 2010.

Financing Activities. Net cash used in financing activities increased $583,000, or 21%, to $3.4 million for the six months ended June 30, 2010, compared to $2.8 million for the six months ended June 30, 2009.  The increase was primarily due to the repayment of $51.5 million of notes payable and line of credit borrowings, the payment of deferred financing costs of $2.2 million and the payment of costs related to the early extinguishment of debt of $212,000, offset by $53.6 million of notes payable proceeds and line of credit borrowings.

Election as a REIT

We currently qualify as and are taxed as a REIT under the Internal Revenue Code of 1986, as amended.  To qualify as a REIT, we must meet, and continue to meet, certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping.  As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction excluding capital gains).

If we fail to qualify as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates.  We will not be able to deduct distributions paid to our stockholders in any year in which we fail to qualify as a REIT.  We will also be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions.  Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.  However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.  No provision for federal income taxes has been made in our accompanying condensed consolidated unaudited financial statements.  We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying financial statements.

Inflation

We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations.  There are provisions in certain of our tenant leases that will help protect us from, and mitigate the risk of, the impact of inflation.  These provisions may include rent steps and clauses enabling us to receive payment of additional rent calculated as a percentage of the tenants’ gross sales above pre-determined thresholds.  In addition, most of our leases require the tenant to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property, which would also help protect us from the impact of inflation.  However, due to the long-term nature of the leases, the leases may not reset frequently enough to adequately offset the effects of inflation.

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

A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2009, and our critical accounting policies have not changed during the six months ended June 30, 2010.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2009, and related notes thereto.

Commitments and Contingencies

We are subject to certain contingencies and commitments with regard to certain transactions.  Refer to Note 5 of our condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q for further explanations.

Related-Party Transactions and Agreements

We have entered into agreements with Cole Advisors and its affiliates, whereby we have paid, and expect to continue to pay, certain fees to or reimburse certain expenses of, Cole Advisors or its affiliates such as acquisition and advisory fees and expenses, financing coordination fees, asset and property management fees and reimbursement of certain operating costs.   See Note 6 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.

New Accounting Pronouncements

There are no accounting pronouncements that have been issued but not yet adopted by us that will have a material impact on our consolidated financial statements.

Off Balance Sheet Arrangements

As of June 30, 2010 and December 31, 2009, we had no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2010, were effective in all material respects to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

 Item 1. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

 Item 1A. Risk Factors

Not required for smaller reporting companies.

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered securities during the three months ended June 30, 2010.  No shares were redeemed during the three months ended June 30, 2010.

 Item 3. Defaults Upon Senior Securities

No events occurred during the three months ended June 30, 2010 that would require a response to this item.

 Item 4. [Removed and Reserved]

 Item 5. Other Information

No events occurred during the three months ended June 30, 2010 that would require a response to this item.

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
D. Kirk McAllaster, Jr.
Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

Date: August 12, 2010

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

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