Form 10-Q
period 2010-11-10
Cole Credit Property Trust Inc
filed 2010-11-10
CIK 1289272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 10, 2010, there were 10,090,951 shares of common stock, par value $0.01, of Cole Credit Property Trust, Inc. outstanding.

COLE CREDIT PROPERTY TRUST, INC.

PART I
FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited interim financial statements as of and for the three and nine months ended September 30, 2010 have been prepared by Cole Credit Property Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results expected for the full year.  The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements.  Such adjustments are of a normal recurring nature.

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

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(Dollar amounts in thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009
ASSETS:
Investment in real estate assets:
Land	$54,233	$55,317
Buildings and improvements, less accumulated depreciation of $19,344 and $17,273, respectively	101,844	106,278
Acquired intangible lease assets, less accumulated amortization of $10,612 and $9,170, respectively	17,726	19,168
Total investment in real estate assets, net	173,803	180,763
Cash and cash equivalents	744	1,907
Restricted cash	727	—
Rents and tenant receivables, less allowance for doubtful accounts of $51 and $167, respectively	2,302	2,478
Prepaid expenses and other assets	123	84
Deferred financing costs, less accumulated amortization of $822 and $1,518, respectively	2,563	770
Total assets	$180,262	$186,002

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Notes payable and line of credit	$118,710	$118,738
Lines of credit with affiliate	1,935	—
Accounts payable and accrued expenses	851	878
Due to affiliates	48	41
Acquired below market lease intangibles, less accumulated amortization of $1,158 and $1,018, respectively	1,039	1,221
Distributions payable	415	589
Deferred rent and other liabilities	171	615
Total liabilities	123,169	122,082
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 10,090,951 shares issued and outstanding	101	101
Capital in excess of par value	90,424	90,424
Accumulated distributions in excess of earnings	(33,432)	(26,605)
Total stockholders’ equity	57,093	63,920
Total liabilities and stockholders’ equity	$180,262	$186,002

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Rental and other property income	$3,956	$3,944	$11,843	$12,001
Tenant reimbursement income	101	99	293	305
Total revenue	4,057	4,043	12,136	12,306

Expenses:
General and administrative expenses	152	94	449	454
Property operating expenses	390	138	654	398
Property management expenses	115	118	362	354
Depreciation	922	922	2,764	2,764
Amortization	450	450	1,351	1,351
Impairment of real estate assets	2,835	—	2,835	—
Total operating expenses	4,864	1,722	8,415	5,321
Operating (loss) income	(807)	2,321	3,721	6,985

Other expense:
Interest expense, net	(2,129)	(1,838)	(6,154)	(5,446)
Loss on early extinguishment of debt	—	—	(259)	—
Total other expense	(2,129)	(1,838)	(6,413)	(5,446)
Net (loss) income	$(2,936)	$483	$(2,692)	$1,539

Weighted average number of common shares outstanding:
Basic and diluted	10,090,951	10,090,951	10,090,951	10,090,951

Net (loss) income per common share:
Basic and diluted	$(0.29)	$0.05	$(0.27)	$0.15

Distributions declared per common share:
Basic and diluted	$0.13	$0.17	$0.41	$0.52

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except share amounts)

	Common Stock		Capital in Excess in Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2010	10,090,951	$101	$90,424	$(26,605)	$63,920
Distributions	—	—	—	(4,135)	(4,135)
Net loss	—	—	—	(2,692)	(2,692)
Balance, September 30, 2010	10,090,951	$101	$90,424	$(33,432)	$57,093

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(2,692)	$1,539
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	2,764	2,764
Amortization of intangible lease assets and below market lease intangibles, net	1,260	1,290
Amortization of deferred financing costs	337	298
Bad debt expense	200	12
Loss on early extinguishment of debt	259	—
Impairment of real estate assets	2,835	—
Gain on sale of assets	—	(9)
Changes in assets and liabilities:
Rents and tenant receivables	(24)	(484)
Prepaid expenses and other assets	(39)	(4)
Accounts payable and accrued expenses	(27)	(75)
Due to affiliates	7	(127)
Deferred rent and other liabilities	(444)	(398)
Net cash provided by operating activities	4,436	4,806
Cash flows from investing activities:
Capitalized expenditures	(81)	—
Change in restricted cash	(727)	—
Proceeds from sale of easement	—	13
Net cash (used in) provided by investing activities	(808)	13
Cash flows from financing activities:
Distributions to investors	(4,309)	(5,298)
Payment of loan deposits	(433)	—
Refund of loan deposits	433	—
Proceeds from notes payable and line of credit	51,625	750
Repayment of notes payable and line of credit	(51,653)	—
Proceeds from lines of credit with affiliates	1,935	—
Deferred financing costs paid	(2,177)	—
Payment of costs related to the early extinguishment of debt	(212)	—
Net cash used in financing activities	(4,791)	(4,548)
Net (decrease) increase in cash and cash equivalents	(1,163)	271
Cash and cash equivalents, beginning of period	1,907	923
Cash and cash equivalents, end of period	$744	$1,194

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Dividends declared and unpaid	$415	$589
Supplemental Cash Flow Disclosures:
Interest paid	$5,799	$5,178

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2010

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

As of September 30, 2010, the Company owned 42 properties comprising 1.0 million square feet of single-tenant, retail space located in 19 states.  As of September 30, 2010, these properties were 100% leased.

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

Valuation of Real Estate and Related Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable.  Impairment indicators that the Company considers include, but are not limited to, bankruptcy of a property’s major tenant, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances.  When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition.  In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate and any related intangible assets to their fair value and recognize an impairment loss.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2010

During the three months ended September 30, 2010, the Company identified one property with impairment indicators.  The tenant at this property declared bankruptcy, rejected the original lease and entered into a short-term lease with the Company that can be terminated with a 30-day written notice provided by the tenant or the Company.  As a result of this, the undiscounted future operating cash flows expected from the use of the property and its eventual disposition were determined to be less than the carrying value of the real estate assets.  Therefore, the Company reduced the carrying value of the real estate assets related to the property to their estimated fair value and recorded an impairment loss of $2.8 million during the three and nine months ended September 30, 2010.  In addition, the Company wrote off the unamortized below market lease intangible liability related to the original lease agreement of $31,000 during the three and nine months ended September 30, 2010.  No impairment losses or related write offs were recorded during the three and nine months ended September 30, 2009.

Projections of expected future cash flows require the Company to use estimates such as future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the number of months it takes to re-lease the property, required tenant improvements and the number of years the property is expected to be held for investment.  The use of alternative assumptions in the future cash flow analysis could result in a different assessment of the property’s future cash flow and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the fair value of the Company’s real estate and related assets.

Restricted Cash and Escrows

The Company had $556,000 in restricted cash as of September 30, 2010, held by lenders in escrow accounts for tenant and capital improvements, leasing commissions, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement.  In addition, the Company had $171,000 in restricted cash held by lenders in a lockbox account.  As part of the debt refinancing transaction discussed in Note 4 below, rents collected by the encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess funds are disbursed to the Company.

Redemptions of Common Stock

In accordance with the Company’s share redemption program, effective January 1, 2010, the purchase price paid for the redeemed shares will equal the lesser of (1) the price actually paid for those shares or (2) either (i) $8.50 per share or (ii) 90.0% of the net asset value per share as determined by the Company’s board of directors.  Therefore, the share redemption price would be $6.89 per share based on the most recently disclosed estimated value of $7.65 per share as determined by the Company’s board of directors.  However, the Company’s share redemption program provides that the Company’s board of directors must determine at the beginning of each fiscal year the maximum amount of shares that the Company may redeem during that year.  The Company’s board of directors has determined that no amounts are to be made available for redemption during the year ending December 31, 2010.

NOTE 3 – FAIR VALUE MEASUREMENTS

As discussed in Note 2 above, during the three and nine months ended September 30, 2010, real estate assets related to one property with a carrying amount of $7.0 million were deemed to be impaired and their carrying values were reduced to their estimated fair value of $4.2 million, resulting in an impairment charge of $2.8 million, which is included in impairment of real estate assets on the condensed consolidated statements of operations for the three and nine months ended September 30, 2010.

The Company used a discounted cash flow analysis and recent comparable sales transactions to estimate the fair value of real estate assets.  The discounted cash flow analysis utilized internally prepared probability-weighted cash flow estimates, including discount ranges and terminal capitalization rates, which were within historical average ranges and gathered for specific geographic areas based on available information obtained from third-party service providers.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2010

A summary of the Company's real estate assets measured at fair value on a non-recurring basis during the nine months ended September 30, 2010 is as follows (in thousands):

		Fair Value Measurements of Reporting Date Using
Description:	Re-measured Balance	Level 1	Level 2	Level 3	Total Losses
Investment in real estate assets	$4,166	$—	$—	$4,166	$(2,835)

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities on a recurring basis:

Cash and cash equivalents, restricted cash, rents and tenant receivables, prepaid expenses, and accounts payable and accrued expenses – The Company considers the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

Notes payable and lines of credit – The fair value is estimated using a discounted cash flow technique based on estimated borrowing rates available to the Company as of September 30, 2010 and December 31, 2009.  The fair value of the notes payable and lines of credit with affiliate was $117.4 million and $2.0 million, respectively, as of September 30, 2010, as compared to the carrying value of $118.7 million and $1.9 million, respectively.  The fair value of the notes payable and line of credit was $113.2 million and $720,000, respectively, as of December 31, 2009, as compared to the carrying value of $118.0 million and $750,000, respectively.

Considerable judgment is necessary to develop estimated fair values of certain financial instruments.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.

NOTE 4 —NOTES PAYABLE AND LINES OF CREDIT

During the nine months ended September 30, 2010, the Company refinanced $50.7 million of mortgage notes payable, including $750,000 outstanding under the revolving line of credit, through loan agreements with two lenders, in the aggregate principal amount of $51.6 million (the “Loans”), and two revolving line of credit agreements that provide for an aggregate of $2.9 million of available borrowings from Series C, LLC (“Series C”), which is an affiliate of the Company’s advisor, on which the Company had borrowed $1.9 million under one of the revolving lines of credit (the “Revolving Loans”).  The Loans are collateralized by the Company’s direct and indirect interest in 22 single-tenant commercial properties with an aggregate purchase price of $87.3 million.  The Loans bear interest at a weighted average fixed rate of 6.96% per annum and principal and interest payments are due monthly, with any remaining principal amounts due on the maturity date, April 11, 2015.  The Revolving Loans are collateralized by the Company’s direct and indirect interest in two single-tenant commercial properties with an aggregate purchase price of $10.8 million.  The Revolving Loans have a fixed interest rate of 5.75% with monthly interest-only payments, and the outstanding principal and accrued and unpaid interest due on March 31, 2012.  The Company recorded a loss on early extinguishment of debt related to the refinancing transaction of $259,000, consisting of $212,000 of prepayment costs and the write-off of $47,000 of unamortized deferred financing costs related to the refinanced mortgage notes payable.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2010

As of September 30, 2010, the Company had $120.6 million outstanding in mortgage notes payable and lines of credit borrowings, with fixed interest rates ranging from 5.27% to 6.96% and a weighted average interest rate of 6.48%, and which mature on various dates from June 2011 through September 2017, with a weighted average remaining term of 4.6 years.  Each of the mortgage notes payable and lines of credit are secured by the respective properties on which the debt was placed.  The mortgage notes and lines of credit are generally non-recourse to the Company and Cole OP I, but both are liable for customary non-recourse carve-outs.  The mortgage notes and lines of credit are collateralized by all of the Company’s real estate assets.  The mortgage notes payable and lines of credit contain customary default provisions and may generally be prepaid subject to meeting certain requirements and payment of a prepayment premium as specified in the respective loan or line of credit agreement. Generally, upon the occurrence of an event of default, interest on the mortgage notes will accrue at an annual default interest rate equal to the lesser of (a) the maximum rate permitted by applicable law, or (b) the then-current interest rate plus a percentage specified in the respective loan agreement.  Certain mortgage notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth and debt service coverage ratios, in addition to limits on leverage ratios and variable rate debt.  The Company believes it was in compliance with the covenants as of September 30, 2010.

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

If Cole Advisors provides substantial services, as determined by the Company, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors a financing coordination fee equal to 1% of the amount available under such financing; provided, however, that Cole Advisors shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors received such a fee.  Financing coordination fees payable on loan proceeds from permanent financing will be paid to Cole Advisors as the Company acquires such permanent financing.  However, no fees will be paid on loan proceeds from any line of credit until such time as all net offering proceeds have been invested by the Company.  No such fees were incurred by the Company during the three months ended September 30, 2010.  During the nine months ended September 30, 2010, the Company incurred $516,000 for financing coordination fees in connection with the refinancing of its mortgage notes payable described in Note 4 above, however, none were incurred related to the borrowings on the Revolving Loans.  No such fees were incurred by the Company during the three and nine months ended September 30, 2009.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2010

The Company paid, and expects to continue to pay, Cole Realty Advisors, Inc. (“Cole Realty”), its affiliated property manager, fees for the management and leasing of the Company’s properties.  Property management fees are equal to 3% of gross revenues, and leasing fees are at prevailing market rates, not to exceed the greater of $4.50 per square foot or 7.5% of the total lease obligation.  During the three months ended September 30, 2010 and 2009, the Company incurred $115,000 and $118,000 for property management fees, respectively.  During the nine months ended September 30, 2010 and 2009, the Company incurred $362,000 and $354,000 for property management fees, respectively.  As of September 30, 2010 and December 31, 2009, $39,000 and $41,000, respectively, of such costs had been incurred by Cole Realty but not paid by the Company, and are included in due to affiliates on the condensed consolidated unaudited financial statements.

Cole Realty, or its affiliates, also receives acquisition and advisory fees of up to 3% of the contract purchase price of each property.  No such fees were incurred by the Company during each of the three and nine months ended September 30, 2010 and 2009.

The Company is obligated to pay Cole Advisors an annualized asset management fee of up to 0.75% of the aggregate asset value of the Company’s assets.  Pursuant to a waiver of the fee by Cole Advisors, no asset management fees were incurred by the Company during each of the three and nine months ended September 30, 2010 and 2009.  The Company is not obligated to pay any amounts for such periods.  However, Cole Advisors may elect to charge asset management fees in future periods up to the 0.75% fee.

If Cole Advisors, or its affiliates, provides a substantial amount of services, as determined by the Company, in connection with the sale of one or more properties, the Company will pay Cole Advisors an amount equal to 3% of the contract price of each asset sold.  In no event will the combined disposition fee paid to Cole Advisors, its affiliates and unaffiliated third parties exceed the reasonable, customary and competitive amount for such services.  In addition, after investors have received a return of their net capital contributions and a 7.5% annual cumulative, non-compounded return, then Cole Advisors is entitled to receive 20% of the remaining net sale proceeds.  No such fees were incurred by the Company during each of the three and nine months ended September 30, 2010 and 2009 relating to the sale of properties.

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

The Company may reimburse Cole Advisors for expenses it incurs in connection with its provision of administrative services, including related personnel costs.  The Company does not reimburse for personnel costs in connection with services for which Cole Advisors receives acquisition fees or disposition fees.  No such costs were incurred by the Company during each of the three and nine months ended September 30, 2010 and 2009.

During the nine months ended September 30, 2010, the Company entered into two revolving line of credit agreements that provide for an aggregate of $2.9 million of available borrowings from Series C, on which the Company borrowed $1.9 million.  No financing coordination fee was paid, or will be paid, to Cole Advisors or its affiliates in connection with these revolving lines of credit.  The line of credit agreements bear a fixed interest rate of 5.75% and mature in March 2012.  During the three and nine months ended September 30, 2010, the Company incurred $28,000 and $57,000, respectively, of interest expense related to the aforementioned lines of credit with Series C.  As of September 30, 2010, $9,000 of such expense had been incurred by Series C but not paid by the Company, and is included in due to affiliates on the condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2010

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

       The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Quarterly Report on Form 10-Q.  The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.  The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.

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

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated unaudited financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we evaluate these estimates.  These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

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

As of September 30, 2010, we owned 42 properties, which were 100% leased, comprising 1.0 million square feet of single-tenant retail space located in 19 states.  We do not anticipate acquiring any additional properties, unless we were to dispose of any of our properties in the ordinary course of business, in which case we would expect to reinvest the sales proceeds in additional properties, unless the sale proceeds were necessary to meet our short or long-term liquidity requirements.  Although we continue to evaluate certain properties for sale, we currently have no formal plans to dispose of any of our properties.

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness.  Rental and other property income accounted for 98% of total revenue during the three and nine months ended September 30, 2010 and 2009.  As 100% of our properties are under lease, with an average remaining lease term of 10 years, our exposure to changes in commercial rental rates and contractual lease expirations is substantially mitigated, except for any vacancies caused by tenant bankruptcies, rent reductions or other factors.  Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends.  If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

As of September 30, 2010, our debt leverage ratio, which is the ratio of debt to total gross real estate assets net of gross intangible lease liabilities, was 60%.  All of our debt is subject to fixed interest rates, ranging from 5.27% to 6.96%, with a weighted average remaining term of 4.6 years.  As we have no outstanding variable rate debt, our exposure to short-term changes in interest rates is limited.  However, we will be subject to changes in interest rates as we refinance our debt as it matures.  See our contractual obligations table in the section captioned “Long-term Liquidity and Capital Resources.”

Recent Market Conditions

Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system.  These disruptions severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit.  Recently, the, volume of mortgage lending for commercial real estate has increased and lending terms have improved; however, such lending activity is significantly less than previous levels.  Although lending market conditions have improved, we have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to refinance our debt at maturity.  Additionally, if we are able to refinance our existing debt as it matures it may be at lower leverage levels or at rates and terms which are less favorable than our existing debt or, if we elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, the interest rates charged to us will be higher, each of which may adversely affect our results of operations and the distribution rate we are able to pay to our investors.  If we are required to sell any of our properties to meet our liquidity requirements, such sale will result in lower rental revenue and may be at a price less than our acquisition price for the property, each of which would adversely impact our results of operations and the distribution rate we are able to pay to our investors.

The economic downturn has led to high unemployment rates and a decline in consumer spending.  These economic trends have adversely impacted the retail and real estate markets, causing higher tenant vacancies, declining rental rates and declining property values.  Recently the economy has improved and continues to show signs of recovery.  Additionally, the real estate markets have recently observed an improvement in occupancy rates; however, occupancy and rental rates continue to be below those previously experienced before the economic downturn.  As of September 30, 2010, 100% of our rentable square feet was under lease, of which 4.4% is under a short-term lease at reduced rental rates.  However, if the current economic uncertainty persists, we may experience vacancies or be required to further reduce rental rates on occupied space.  If we do experience vacancies, our advisor will actively seek to lease our vacant space; however, such space may be leased at lower rental rates and for shorter lease terms than previously experienced.  In addition, as many retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-lease a property may increase as a result.

Results of Operations

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Revenue. Revenue remained relatively constant, increasing less than 1% to $4.1 million for the three months ended September 30, 2010, compared to the three months ended September 30, 2009.  Our revenue primarily consisted of rental income from net leased commercial properties, which accounted for 98% of total revenue during each of the three months ended September 30, 2010 and 2009.

General and Administrative Expenses. General and administrative expenses increased $58,000, or 62% to $152,000 for the three months ended September 30, 2010, compared to $94,000 for the three months ended September 30, 2009.  The increase was primarily due to an increase in accounting fees and licenses and fees expense recorded during the three months ended September 30, 2010.  The primary general and administrative expense items are legal and accounting fees, state franchise and income taxes, transfer agent fees and other licenses and fees.

Property Operating Expenses. Property operating expenses increased $252,000, or 183%, to $390,000 for the three months ended September 30, 2010, compared to $138,000 for the three months ended September 30, 2009.  The increase was primarily due to an increase in bad debt expense and property taxes recorded during the three months ended September 30, 2010, related to the bankruptcy of one tenant as discussed in Note 2 of our condensed consolidated unaudited financial statements.  The primary property operating expense items are bad debt expense, property taxes, insurance and repairs and maintenance.

Property Management Expenses. Property management expenses decreased $3,000, or 3%, to $115,000 for the three months ended September 30, 2010, compared to $118,000 for the three months ended September 30, 2009.  The decrease was primarily due to a decrease in gross cash received for rental and property related income, due to the bankruptcy of one tenant as discussed in Note 2 of our condensed consolidated unaudited financial statements, during the three months ended September 30, 2010.

Depreciation and Amortization Expenses. Depreciation and amortization expenses remained constant at $1.4 million for the three months ended September 30, 2010 and 2009.

Impairment of Real Estate Assets. Impairment of real estate assets was $2.8 million for the three months ended September 30, 2010, compared to no impairment of real estate assets for the three months ended September 30, 2009.  The impairment during the three months ended September 30, 2010 related to one property for which the tenant declared bankruptcy, as described in Note 2 of our condensed consolidated unaudited financial statements.

Net Interest Expense.  Net interest expense increased $291,000, or 16%, to $2.1 million for the three months ended September 30, 2010, compared to $1.8 million for the three months ended September 30, 2009.  The increase was primarily due to an increase in the weighted average interest rate on outstanding debt to 6.48% at September 30, 2010, compared to 5.76% at September 30, 2009, which was due to the refinancing of certain mortgage notes payable during 2010 at higher interest rates.  The primary net interest expense items are interest expense, amortization of deferred financing costs and interest income.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Revenue. Revenue decreased $170,000, or 1%, to $12.1 million for the nine months ended September 30, 2010, compared to $12.3 million for the nine months ended September 30, 2009.  The decrease was primarily due to additional rental income recorded during the nine months ended September 30, 2009 related to the recognition of a cumulative consumer price index adjustment for one tenant in accordance with the lease terms.  Our revenue primarily consists of rental income from net leased commercial properties, which accounted for 98% of total revenue during each of the nine months ended September 30, 2010 and 2009.

General and Administrative Expenses. General and administrative expenses remained relatively constant, decreasing $5,000, or 1%, to $449,000 for the nine months ended September 30, 2010, compared to $454,000 for the nine months ended September 30, 2009.  The primary general and administrative expense items are legal and accounting fees, state franchise and income taxes, transfer agent fees and other licenses and fees.

Property Operating Expenses. Property operating expenses increased $256,000, or 64%, to $654,000 for the nine months ended September 30, 2010, compared to $398,000 for the nine months ended September 30, 2009.  The increase was primarily due to an increase in bad debt expense and property taxes recorded during the nine months ended September 30, 2010, related to the bankruptcy by one tenant as discussed in Note 2 of our condensed consolidated unaudited financial statements.  The primary property operating expense items are property taxes, bad debt expense, insurance and repairs and maintenance.

Property Management Expenses. Property management expenses increased $8,000, or 2%, to $362,000 for the nine months ended September 30, 2010, compared to $354,000 for the nine months ended September 30, 2009.  The increase was primarily due an increase in gross cash received for rental and property related income during the nine months ended September 30, 2010.

Depreciation and Amortization Expenses. Depreciation and amortization expenses remained constant at $4.1 million for the nine months ended September 30, 2010 and 2009.

Impairment of Real Estate Assets. Impairment of real estate assets was $2.8 million for the nine months ended September 30, 2010, compared to no impairment of real estate assets for the nine months ended September 30, 2009.  The impairment during the nine months ended September 30, 2010 related to one property for which the tenant declared bankruptcy, as described in Note 2 of our condensed consolidated unaudited financial statements.

Net Interest Expense.  Net interest expense increased $708,000, or 13%, to $6.2 million for the nine months ended September 30, 2010, compared to $5.5 million for the nine months ended September 30, 2009.  The increase was primarily due to an increase in the weighted average interest rate on outstanding debt to 6.48% at September 30, 2010, compared to 5.76% at September 30, 2009, which was due to the refinancing of certain mortgage notes payable in 2010 at higher interest rates.  The increase was also due to higher interest rates on seven mortgage notes payable for which the Company elected to extend the maturity dates in accordance with the hyper-amortization provisions, prior to refinancing.  The primary net interest expense items are interest expense, amortization of deferred financing costs and interest income.

Loss on Early Extinguishment of Debt.  Loss on early extinguishment of debt was $259,000 for the nine months ended September 30, 2010, compared to no loss for the nine months ended September 30, 2009.  The loss during the nine months ended September 30, 2010 was due to the refinancing of 22 mortgage notes payable and one line of credit.

Funds From Operations and Modified Funds From Operations

Funds from Operations (“FFO”) is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) widely recognized by investors and analysts as one measure of operating performance of a real estate company.  FFO excludes items such as real estate depreciation and amortization, and gains and losses on the sale of real estate assets.  Depreciation and amortization as applied in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for real estate companies by using the historical cost accounting alone is insufficient.  In addition, FFO excludes gains and losses from the sale of real estate, which we believe provides management and investors with a helpful additional measure of the historical performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs.

In addition to FFO, we use Modified Funds from Operations (“MFFO”) as a non-GAAP supplemental financial performance measure to evaluate the historical operating performance of our real estate portfolio.  MFFO, as defined by our company, excludes from FFO real estate impairment charges, which are required to be expensed in accordance with GAAP.  In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses.  Impairment charges are items that management does not include in its evaluation of the historical operating performance of its real estate investments, as management believes that the impact of these items will be reflected over time through changes in rental income or other related costs.  As many other non-traded REITs exclude impairments in reporting their MFFO, we believe that our calculation and reporting of MFFO will assist investors and analysts in comparing our performance versus other non-traded REITs.

For all of these reasons, we believe FFO and MFFO, in addition to net income and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful in understanding one of the ways in which our management evaluates the performance of our real estate portfolio.  However, FFO and MFFO should not be considered as alternatives to net income or to cash flows from operating activities, and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs.

Our calculation of FFO and MFFO, and reconciliation to net income (loss), which is the most directly comparable GAAP financial measure, is presented in the following table for the periods as indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
NET (LOSS) INCOME	$(2,936)	$483	$(2,692)	$1,539
Depreciation of real estate assets	922	922	2,764	2,764
Amortization of lease related costs	450	450	1,351	1,351
Gain on sale of easement	—	—	—	(9)
Funds from Operations (FFO)	(1,564)	1,855	1,423	5,645
Impairment of real estate assets	2,835	—	2,835	—
Modified Funds from Operations (MFFO)	$1,271	$1,855	$4,258	$5,645

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•
In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of $34,000 and $116,000 during the three and nine months ended September 30, 2010, respectively, and $72,000 and $226,000 during the three and nine months ended September 30, 2009, respectively.

•
Amortization of deferred financing costs totaled $140,000 and $337,000 during the three and nine months ended September 30, 2010, respectively, and $98,000 and $298,000 during the three and nine months ended September 30, 2009, respectively.

•
Loss on the early extinguishment of debt totaled $259,000 during the nine months ended September 30, 2010, which includes the write-off of $47,000 of unamortized deferred financing costs related to the refinanced mortgage notes payable.  There were no losses on the early extinguishment of debt during the three months ended September 30, 2009 and 2010 and during the nine months ended September 30, 2009.

Liquidity and Capital Resources

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through net cash provided by operations.  As of September 30, 2010, we had one fixed rate note payable in the amount of $7.8 million maturing in June 2011.  The remaining $112.8 million of our outstanding debt has a weighted average remaining term of 4.9 years.  We are currently evaluating the possible financing or refinancing of the $7.8 million maturing in June 2011.  If we are unable to finance or refinance any portion of the amount maturing, we expect to pay down any such amount through a combination of the use of net cash provided by operations, available borrowings under our $2.9 million revolving lines of credit, short-term borrowings from an affiliate of our advisor and/or the potential sale of certain properties, or we may elect to extend the maturity date in accordance with the hyper-amortization provisions.  If we are able to refinance our existing debt as it matures, it may be at rates and terms that are less favorable than our existing debt or, if we elect to extend the maturity date of the mortgage note in accordance with the hyper-amortization provisions, the interest rates charged to us will be higher, each of which may adversely affect our results of operations and the dividend rate we are able to pay to our investors.  As of September 30, 2010, we had $1.0 million of available borrowings under our revolving lines of credit.

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

We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after payments of principal on our outstanding indebtedness and certain capital or leasing expenditures are made; however, we may use other sources to fund distributions, as necessary, such as proceeds from available borrowings under our revolving line of credit.  To the extent that cash flows from operations are lower than our current expectations due to lower returns on the properties, distributions paid to our stockholders may be reduced.

During the nine months ended September 30, 2010, we paid distributions of $4.3 million, which were funded entirely by cash flows from operations.  During the nine months ended September 30, 2009, we paid distributions of $5.3 million, which were funded by cash flows from operations of $4.8 million, excess cash flows from operations from previous periods of $332,000 and proceeds from our line of credit of $160,000.

We expect that substantially all net cash resulting from any debt financing will be used to fund certain repayments of outstanding debt, the purchase of possible replacement properties, the payment of certain capital or leasing expenditures or the payment of distributions to our stockholders.  We did not have any material commitments for capital or leasing expenditures as of September 30, 2010.

As of September 30, 2010, we had cash and cash equivalents of $744,000, which we expect to be used primarily to pay operating expenses, interest on our indebtedness and stockholder distributions.  In addition, we had restricted cash of $556,000 held by lenders in escrow accounts for tenant and capital improvements, leasing commissions, repairs and maintenance and other lender reserves for certain properties and $171,000 held by lenders in a lockbox account from which the monthly debt service payment will be disbursed to the lender and the excess funds will be disbursed to the Company.

As of September 30, 2010, we had $120.6 million of fixed rate debt outstanding, including $1.9 million which was outstanding under one of our revolving lines of credit.  The outstanding debt is subject to fixed interest rates ranging from 5.27% to 6.96%, with a weighted average interest rate of 6.48%, and matures on various dates from June 2011 through September 2017.  Our debt leverage ratio, which is the ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 60%, with a weighted average remaining term to maturity of 4.6 years.

Our contractual obligations are as follows (in thousands):

	Payments due by period (1)
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Principal payments – notes payable	$118,710	$8,441	$2,115	$106,477	$1,677
Interest payments – notes payable	36,300	7,590	21,471	7,138	101
Principal payments – lines of credit	1,935	—	1,935	—	—
Interest payments – lines of credit	170	111	59	—	—
Total	$157,115	$16,142	$25,580	$113,615	$1,778

(1)	The table above does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

Cash Flow Analysis

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Operating Activities.  Net cash provided by operating activities decreased $370,000, or 8%, to $4.4 million for the nine months ended September 30, 2010 compared to $4.8 million for the nine months ended September 30, 2009.  The decrease was primarily due to a decrease in net income of $4.2 million offset by an impairment on real estate assets of $2.8 million, a loss on the early extinguishment of debt of $259,000 and increases in the change in rents and tenant receivables, allowance for doubtful accounts and due to affiliates of $460,000, $188,000 and $134,000, respectively.  See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities.  Net cash used in investing activities was $808,000 for the nine months ended September 30, 2010, compared to $13,000 of net cash provided by investing activities for the nine months ended September 30, 2009.  The change was primarily due to the deposit of cash into required lender reserves related to the debt refinancing transaction as discussed in Note 4 of our condensed consolidated unaudited financial statements during the nine months ended September 30, 2010.

Financing Activities. Net cash used in financing activities increased $243,000, or 5%, to $4.8 million for the nine months ended September 30, 2010, compared to $4.5 million for the nine months ended September 30, 2009.  The increase was primarily due to the repayment of $51.7 million of notes payable and line of credit borrowings, the payment of deferred financing costs of $2.2 million and the payment of costs related to the early extinguishment of debt of $212,000, offset by $53.6 million of notes payable proceeds and line of credit borrowings.

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

A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2009, and our critical accounting policies have not changed during the nine months ended September 30, 2010.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2009, and related notes thereto.

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

Off Balance Sheet Arrangements

As of September 30, 2010 and December 31, 2009, we had no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2010, were effective in all material respects to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

 Item 1. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

 Item 1A. Risk Factors

Not required for smaller reporting companies.

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered securities during the three months ended September 30, 2010.  No shares were redeemed during the three months ended September 30, 2010.

 Item 3. Defaults Upon Senior Securities

No events occurred during the three months ended September 30, 2010 that would require a response to this item.

 Item 4. [Removed and Reserved]

 Item 5. Other Information

No events occurred during the three months ended September 30, 2010 that would require a response to this item.

 Item 6. Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Credit Property Trust, Inc. (Registrant)

By:	/s/ Simon J. Misselbrook
Simon J. Misselbrook
Vice President of Accounting (Principal Accounting Officer)

Date: November 10, 2010

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1	Articles of Incorporation. (Incorporated by reference to the Company’s Registration Statement on Form 10-SB (File No. 000-51962) filed on May 1, 2006).
3.2	Amended and Restated Bylaws. (Incorporated by reference to the Company’s Registration Statement on Form 10-SB (File No. 000-51962) filed on May 1, 2006).
10.1
Loan Agreement, dated April 1, 2010, by and between Cole Credit Property Trust, Inc., and certain of its wholly-owned subsidiaries, collectively as Borrower, and The Royal Bank of Scotland PLC as lender. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 000-51962) file on May 14, 2010).

10.2
Loan Agreement, dated April 1, 2010, by and between Cole Mezzco CCPT I, LLC as Borrower, and IVC Cole Mezz, LLC as lender.  (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 000-51962) file on May 14, 2010).

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