Form 10-K
period 2010-12-31
Cole Credit Property Trust Inc
filed 2011-03-31
CIK 1289272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

While there is no established market for the registrant’s shares of common stock, the registrant offered its shares of common stock pursuant to an exemption from registration. The registrant ceased offering shares of common stock in its offering on September 16, 2005. The last price paid to acquire a share in the registrant’s offering was $10.00. On January 10, 2011, the board of directors of the registrant approved an estimated value per share of the registrant’s common stock of $7.65 as of December 31, 2010. There were 10,090,951 shares of common stock held by non-affiliates at June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of common stock outstanding as of March 30, 2011 was 10,090,951.

Documents Incorporated by Reference:

The Registrant incorporates by reference portions of the Cole Credit Property Trust, Inc. Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K of Cole Credit Property Trust, Inc., other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

PART I

ITEM 1.	BUSINESS

Formation

Cole Credit Property Trust, Inc. (the “Company,” “we,” “our,” or “us”) is a Maryland corporation formed on March 29, 2004 that elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. We were organized to acquire and operate commercial real estate primarily consisting of freestanding, single-tenant, retail properties net leased to investment grade and other creditworthy tenants located throughout the United States. As of December 31, 2010, we owned 42 properties comprising 1.0 million rentable square feet of single-tenant retail and commercial space located in 19 states. As of December 31, 2010, the rentable space at these properties was 100% leased.

Substantially all of our business is conducted through our operating partnership, Cole Operating Partnership I, LP (“Cole OP I”), a Delaware limited partnership. The Company is the sole general partner of and owns a 99.99% interest in Cole OP I. Cole REIT Advisors, LLC (“Cole Advisors”), the advisor to the Company, is the sole limited partner and owns an insignificant noncontrolling partnership interest of less than 0.01% of Cole OP I.

Our sponsor, Cole Real Estate Investments, is a group of affiliated entities, which includes our advisor, that has sponsored various prior real estate investment programs. Cole Advisors, pursuant to a contractual arrangement, is responsible for managing our affairs on a day-to-day basis, identifying and making acquisitions and investments on our behalf, and recommending an appropriate exit strategy to our board of directors. Our advisor also provides asset management, marketing, legal, investor relations and other administrative services on our behalf. The agreement with Cole Advisors is for a one-year term and is reconsidered on an annual basis by our board of directors. We have no paid employees and rely upon our advisor to provide substantially all of our day-to-day management.

On April 26, 2004, we commenced a private placement of shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts (the “Offering”). We completed the Offering on September 16, 2005, after having raised aggregate gross proceeds of $100,331,320 through the sale of an aggregate of 10,097,251 shares of our common stock. As of March 30, 2011, 10,090,951 shares of our common stock were issued and outstanding and held by 1,453 stockholders of record.

We issued our common stock in the Offering in reliance upon exemptions from the registration requirements of the Securities Act and state securities laws. As a result, our stockholders may not transfer their shares of common stock except pursuant to an effective registration statement or pursuant to an exemption from registration. Our stock is not currently listed on a national securities exchange. We may seek to list our stock for trading on a national securities exchange if our board of directors believes listing would be in the best interest of our stockholders. We do not intend to list our shares at this time. We do not anticipate that there would be any market for our common stock until our shares are listed on a national securities exchange. In the event we do not obtain listing prior to February 1, 2016, our charter requires that we either: (1) seek stockholder approval of an extension or amendment of this listing deadline; or (2) seek stockholder approval to adopt a plan of liquidation.

If we seek and do not obtain stockholder approval of an extension or amendment to the listing deadline, we would then be required to seek stockholder approval of our liquidation. If we seek and fail to obtain stockholder approval of our liquidation, our charter would not require us to list or liquidate and we could continue to operate as before. In such event, there would be no public market for shares of our common stock and stockholders could be required to hold the shares indefinitely. If we seek and obtain stockholder approval of our liquidation, we would begin an orderly sale of our assets and distribute, subject to our advisor’s subordinated participation, our net proceeds to our stockholders.

Investment Objectives

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

Primary Investment Focus

We primarily own and invest in net leased, freestanding, single-tenant, income generating retail properties throughout the United States. Our current investments are indirect investments in such properties through wholly-owned subsidiaries of Cole OP I. We may also invest in other entities that own or invest in, directly or indirectly, interests in such properties. We seek to own and maintain a portfolio of real estate that is diversified by geographical location and by type and size of retail centers. Our properties consist of real estate primarily improved for use as retail establishments and principally are freestanding, single-tenant retail properties. However, we are not limited to investments in single-tenant retail properties. Many of our properties are leased to tenants in the chain or franchise retail industry, including but not limited to convenience stores, drug stores, home improvement stores, automobile dealerships and sporting goods properties. Our advisor monitors industry trends and invests in properties that we believe to provide the most favorable return balanced with risk. Our management targets primarily retail businesses with established operating track records. We do not anticipate acquiring additional properties, unless we were to dispose of any properties in the normal course of business, in which case we may reinvest the sales proceeds in additional properties. See “Item 1. Business — Disposition Policies” below.

We believe that our focus on the acquisition of net leased, freestanding, single-tenant, income-generating retail properties located throughout the United States presents lower investment risks and greater stability than other sectors of today’s commercial real estate market. Unlike funds that invest in a limited number of large investments in large multi-tenant properties, our portfolio is diversified into a larger number of assets, with the result that lower than expected results of operations from one or a few investments will not preclude our ability to realize our investment objectives of cash flow, preservation of capital and capital appreciation from our overall portfolio. Our management believes that freestanding retail properties offer a distinct investment advantage since these properties generally offer superior locations that are less dependent on the financial stability of adjoining tenants. In addition, since we acquired properties that are geographically diverse, we may reduce the potential adverse impact of economic downturns in local markets.

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

Our tenants include investment grade tenants, non-investment grade tenants and non-rated tenants. Our policy does not limit the percentage of our assets that may consist of properties rented to non-investment grade and non-rated tenants. A tenant is considered “investment grade” when the tenant has a debt rating by Moody’s Investor Services of Baa3 or better or a credit rating by Standard & Poor’s of BBB- or better, or its payments are guaranteed by a company with such a debt rating. A tenant is considered “non-investment” grade when the tenant has a debt rating by either Moody’s or Standard & Poor’s that is below investment grade. A tenant is considered “non-rated” if it has not been rated by a credit rating agency. As of December 31, 2010, 30% of all scheduled lease payments were projected to be derived from tenants that maintain an investment grade credit rating, while 25% and 45% of scheduled lease payments are projected to be derived from non-investment grade tenants and non-rated tenants, respectively. Changes in tenant credit ratings, coupled with future acquisition and disposition activity, may increase or decrease our concentration of investment grade tenants in the future.

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

Other Possible Investments

Although most of our property acquisitions are of the types described above, we have made, and may continue to make, other investments. For example, we are not limited to investments in single-tenant retail properties. We have invested, any may continue to invest, in other commercial properties, such as shopping centers, business and industrial parks, manufacturing facilities, office buildings and warehouse and distribution facilities in order to reduce overall portfolio risks or enhance overall portfolio returns. We have made, or may make, such investments only after our advisor determined that it would be advantageous to do so. It is our policy to limit our investments in non-freestanding, single-tenant retail properties and mortgage loans to 20% of the aggregate value of our investment portfolio at the time of the investment in such property or mortgage loan. We may exceed this policy limit with the approval of the board of directors.

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

Borrowing Policies

We believe that utilizing borrowings is consistent with our investment objective of maximizing the return to investors. The number of different properties that we acquired has been affected by the amount of funds available to us. Accordingly, utilizing borrowings enabled us to increase the number of our acquisitions and our diversification. There is no limitation on the amount we can borrow for the purchase of any property or other investment. However, we intend to limit our borrowings so that we generally will not borrow in the aggregate in excess of 60% of the value of our real estate related assets. As of December 31, 2010, we had $120.5 million in aggregate principal amount of borrowings outstanding, including $1.9 million outstanding under one revolving line of credit, which represented 60% of the aggregate value of our total gross real estate assets net of gross intangible lease liabilities. As of December 31, 2010, we had $1.0 million of available borrowings under our revolving lines of credit. See “Item 2. Properties — Mortgage Information” below for additional information on our debt.

Disposition Policies

We intend to hold each property we acquire for an extended period of time, generally six to eight years from the time of acquisition. However, circumstances might arise that could result in the early sale of some properties. We may sell a property before the end of the expected holding period if we believe the sale of the property would be in the best interests of our stockholders. As of December 31, 2010, we had not sold any properties.

The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions and current tenant creditworthiness, with a view to achieving maximum capital appreciation. There can be no assurance that this objective will be realized. The selling price of a property that is net leased will be determined in part by the amount of rent payable remaining under the lease and the economic conditions at that time. In connection with our sales of properties we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. The terms of payment will be affected by customs in the area in which the property being sold is located and the then-prevailing economic conditions.

Conflicts of Interest

We are subject to various conflicts of interest arising out of our relationship with Cole Advisors and its affiliates, including conflicts related to the arrangements pursuant to which Cole Advisors and its affiliates will be compensated by us. The agreements and compensation arrangements between us and our advisor and its affiliates were not determined by arm’s-length negotiations. Some of the conflicts of interest in our transactions with our advisor and its affiliates, and the limitations on our advisor adopted to address these conflicts, are described below. Additionally, each of our directors is an affiliate of Cole Advisors as well as other real estate programs sponsored by Cole Real Estate Investments.

Our advisor and its affiliates try to balance our interests with their duties to other real estate programs sponsored by Cole Real Estate Investments. However, to the extent that our advisor or its affiliates take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to our stockholders and the value of our stock. In addition, our directors, officers and certain of our stockholders may engage for their own account in business activities of the types conducted or to be conducted by our subsidiaries and us.

Interests in Other Real Estate Programs

Affiliates of our advisor acts as an advisor to, and our officers and certain directors act as officers and directors of, Cole Credit Property Trust II, Inc., Cole Credit Property Trust III, Inc. and Cole Corporate Income Trust, Inc., each of which acquires assets and has investment objectives similar to ours. Affiliates of our advisor also act as an advisor to, and our executive officers act as officers and/or directors of two additional real estate investment programs that have filed registration statements with the SEC for their proposed initial public offerings. Affiliates of our directors and officers and entities owned or managed by such affiliates also may acquire or develop real estate for their own accounts, and have done so in the past. Furthermore, affiliates of our directors and officers and entities owned or managed by such affiliates intend to form additional real estate investment entities in the future, whether public or private, which can be expected to have the same or similar investment objectives and policies as we do and which may be involved in the same geographic area. Our advisor, its affiliates and affiliates of our directors and officers are not obligated to present to us any particular investment opportunity that comes to their attention, even if such opportunity is of a character that might be suitable for investment by us. Our advisor and its affiliates, as well as our officers and directors, likely will experience conflicts of interest as they simultaneously perform services for us and other affiliated real estate programs.

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

Every transaction that we enter into with our advisor or its affiliates is subject to an inherent conflict of interest. Our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and our advisor, any of its affiliates or another real estate program sponsored by Cole Real Estate Investments.

Other Activities of Cole Advisors and its Affiliates

We rely on Cole Advisors for the day-to-day operation of our business pursuant to an advisory agreement. As a result of the interests of members of its management in other real estate programs sponsored by Cole Real Estate Investments and the fact that they have also engaged and will continue to engage in other business activities, Cole Advisors and its affiliates have conflicts of interest in allocating their time between us and other real estate programs sponsored by Cole Real Estate Investments and other activities in which they are involved. However, Cole Advisors believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to all of the real estate programs sponsored by Cole Real Estate Investments and other ventures in which they are involved.

Each of our executive officers, including Christopher H. Cole, who also serves as the chairman of our board of directors, also serves as an officer of our advisor, our property manager, and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities, which may conflict with the fiduciary duties that they owe to us and our stockholders.

We have purchased, and in the future may purchase properties or interests in properties from affiliates of Cole Advisors. The prices we pay to affiliates of our advisor for these properties will not be the subject of arm’s-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated with unaffiliated parties.

Potential Conflicts in Acquiring, Leasing and Reselling of Properties

Conflicts of interest will exist to the extent that we have acquired, and in the future may acquire, properties in the same geographic areas where properties owned by other real estate programs sponsored by Cole Real Estate Investments are located. In such a case, a conflict could arise in the leasing of properties in the event that we and another real estate program sponsored by Cole Real Estate Investments were to compete for the same tenants in negotiating leases, or a conflict could arise in connection with the resale of properties in the event that we and another real estate program sponsored by Cole Real Estate Investments were to attempt to sell similar properties at the same time. Conflicts of interest may also exist at such time as we or our affiliates managing property on our behalf seek to employ developers, contractors or building managers, as well as under other circumstances. Cole Advisors seeks to reduce conflicts relating to the employment of developers, contractors or building managers by making prospective employees aware of all such properties seeking to employ such persons. In addition, Cole Advisors seeks to reduce conflicts that may arise with respect to properties available for sale or rent by making prospective purchasers or tenants aware of all such properties. However, these conflicts cannot be fully avoided in that there may be established differing compensation arrangements for employees at different properties or differing terms for resale or leasing of the various properties.

Potential Conflicts of Affiliated Dealer Manager

Cole Capital Corporation (“Cole Capital”), an affiliate of Cole Advisors, acted as the dealer manager in our Offering. As a result, we did not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with our Offering.

Potential Conflicts of Affiliated Property Manager

Our properties are, and we anticipate that properties we acquire in the future, if any, will be managed and leased by our affiliated property manager, Cole Realty Advisors, Inc. (“Cole Realty”), pursuant to a property management and leasing agreement. Cole Realty also serves as property manager for properties owned by real estate programs sponsored by Cole Real Estate Investments, some of which may be in competition with our properties. Management fees to be paid to our property manager are based on a percentage of the rental and other income received by the managed properties.

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

Receipt of Fees and Other Compensation by Cole Advisors and Its Affiliates

We have incurred commissions, fees and expenses payable to Cole Advisors and affiliates in connection with the Offering and acquisition and management of our assets, including selling commissions, dealer manager fees, organization and offering expenses, acquisition and advisory fees, financing coordination fees, asset management fees and acquisition expenses. In addition, we have incurred, and expect to continue to incur, commissions, fees and expenses payable to Cole Advisors and affiliates in connection with the management of our assets, including property management fees, leasing fees and operating expenses. In connection with the sale of properties, we may pay Cole Advisors and affiliates real estate commissions and subordinated participation in net sale proceeds and subordinated performance fees. However, the subordinated participation in net sale proceeds and the subordinated performance fees payable or reimbursable to Cole Advisors and its affiliates relating to the net sale proceeds from the sale of properties will only be payable after the return to the stockholders of their capital contributions plus cumulative returns on such capital.

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

Employees

We have no direct employees. The employees of Cole Advisors and other affiliates of our advisor provide services for us related to acquisition, financing, property management, asset management, disposition, accounting, investor relations, and administration.

We are dependent on our advisor and its affiliates for services that are essential to us, including asset acquisition and disposition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.

We may reimburse Cole Advisors and its affiliates for expenses incurred in connection with its provision of administrative services to us, including personnel costs, subject to certain limitations. During the years ended December 31, 2010 and 2009, no amounts were reimbursed, or required to be reimbursed, to Cole Advisors or its affiliates for such services.

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

Competition

While we currently do not intend to acquire additional properties, in the event that we do so, we would be in competition with other potential buyers for the same properties, and may have to pay more to purchase the property than we would if there were no other potential acquirers or will have to locate another property that meets our investment criteria. Although our properties currently are 100% leased and we have acquired, and may continue to acquire in the future, properties subject to existing leases, the leasing of real estate is highly competitive in the current market, and we may experience competition for tenants from owners and managers of competing projects. If any of our existing leases were to be terminated prior to expiration of the lease term we would need to find a replacement tenant, which may be more challenging in the current economic environment. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for our properties.

Concentration of Credit Risk

At December 31, 2010, we had cash, including restricted cash, on deposit in two financial institutions, which was $1.8 million in excess of federally insured levels; however, we have not experienced any losses in such accounts. We limit investment of cash investments to financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on cash.

As of December 31, 2010, three tenants in the drugstore industry accounted for 37% of our 2010 rental revenues, of which 21% was attributable to one tenant. As of December 31, 2010, one tenant in the auto dealership industry and one tenant in the home improvement industry each accounted for 10% of our 2010 rental revenues. Additionally we have certain geographic concentration in our property holdings. In particular, as of December 31, 2010, eight of our properties were located in Texas and five were located in Kansas, accounting for 24% and 17%, respectively, of our 2010 rental revenues.

Litigation

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations or financial condition.

Environmental Matters

In connection with the ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We carry environmental liability insurance on our properties which provides coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. We have not been notified by any governmental authority of any non-compliance, liability or other claim, nor are we aware of any other environmental condition that we believe, in either case, will have a material adverse effect on the consolidated financial statements.

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

Requirements for Qualification as a REIT

We qualified as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004. To continue to qualify as a REIT, we must meet, and we must continue to meet, certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. We generally will not be subject to federal corporate income tax to the extent we distribute our taxable income to our stockholders, and so long as we distribute at least 90% of our taxable income (excluding capital gains).

If we fail to maintain our qualification as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to qualify as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions.

ITEM 1A.	RISK FACTORS

Not required for a smaller reporting company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not required for a smaller reporting company.

ITEM 2.	PROPERTIES

Overview

As of December 31, 2010, we owned, through separate wholly-owned limited partnerships or limited liability companies, a portfolio of 42 freestanding, single-tenant retail and commercial properties, comprising 1.0 million rentable square feet located in 19 states. As of December 31, 2010, 100% of the rentable square feet of these properties was leased, with a weighted average remaining lease term of 10.1 years, excluding one property currently under a month to month lease agreement, which accounted for 2% of the 2010 rental income. As of December 31, 2010, we had outstanding debt of $120.5 million, secured by properties in our portfolio and the related tenant leases.

Property Statistics

The following table shows the tenant diversification of our real estate assets, based on 2010 base rental income, as of December 31, 2010:

	Total		2010	Percentage of
	Number of	Rentable	Rental Income	2010
Tenant	Leases	Square Feet	(In thousands)	Rental Income

Rite Aid — drugstore	11	136,366	$3,286	21%
CarMax — auto dealership	1	55,466	1,585	10%
Lowe’s — home improvement	2	256,902	1,617	10%
Walgreens — drugstore	6	81,575	1,402	9%
Vanguard — car rental	1	23,360	1,197	8%
Gander Mountain — sporting goods	1	88,492	1,148	8%
WaWa — convenience store	3	15,896	1,122	7%
CVS — drugstore	4	45,968	1,087	7%
Conns — electronics	3	75,150	954	6%
Tractor Supply — specialty retailer	4	90,762	837	5%
Other	6	164,615	1,341	9%

	42	1,034,552	$15,576	100%

The following table shows the tenant industry diversification of our real estate assets, based on 2010 base rental income, as of December 31, 2010:

	Total		2010	Percentage of
	Number of	Rentable	Rental Income	2010
Industry	Leases	Square Feet	(In thousands)	Rental Income

Drugstore	21	263,909	$5,776	37%
Auto Dealership	1	55,466	1,585	10%
Home Improvement	2	256,902	1,617	10%
Electronics Retail	4	95,150	1,251	8%
Car Rental	1	23,360	1,197	8%
Sporting Goods	1	88,492	1,148	7%
Convenience Store	3	15,896	1,122	7%
Specialty Retail	7	107,172	1,055	7%
Fitness and Health	1	82,750	548	4%
Theater	1	45,455	277	2%

	42	1,034,552	$15,576	100%

The following table shows the geographic diversification of our real estate assets, based on 2010 base rental income, as of December 31, 2010:

	Total		2010	Percentage of
	Number of	Rentable	Rental Income	2010
Location	Properties	Square Feet	(In thousands)	Rental Income

Texas	8	331,995	$3,760	24%
Kansas	5	121,917	2,667	17%
Georgia	1	23,360	1,197	8%
Ohio	6	61,911	1,038	7%
South Carolina	2	27,637	755	5%
Arkansas	1	126,405	755	5%
Pennsylvania	2	16,055	652	4%
Indiana	2	87,760	634	4%
Tennessee	2	22,264	604	4%
Maine	2	24,280	559	4%
Other	11	190,968	2,955	18%

	42	1,034,552	$15,576	100%

Leases

Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our leases. Generally, the leases of the properties owned provide for initial terms of 10 to 20 years. As of December 31, 2010, the weighted average remaining lease term was 10.1 years, excluding one property currently under a month to month lease agreement, which accounted for 2% of the 2010 rental income. The properties are generally leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. Certain of the leases require us to maintain the roof and structure of the building. The leases of the properties generally provide for annual base rental payments (payable in monthly installments) ranging from $60,000 to $1.7 million (average of $375,000). Certain leases provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume.

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

The following table shows lease expirations of our real estate assets as of December 31, 2010, during each of the next ten years and thereafter, assuming no exercise of renewal options or termination rights:

		Leased	2010	Percentage of
	Number of	Square Feet	Rental Income	2010
Year of Lease Expiration	Leases	Expiring	(In thousands)	Rental Income

2011	1	45,455	$277	2%
2012	—	—	—	—%
2013	1	12,885	218	1%
2014	6	177,656	1,436	9%
2015	3	218,257	1,496	10%
2016	1	20,000	298	2%
2017	2	49,920	747	5%
2018	3	35,460	738	5%
2019	6	180,630	2,356	15%
2020	5	65,835	1,356	9%
Thereafter	14	228,454	6,654	42%

	42	1,034,552	$15,576	100%

Notes Payable Information

As of December 31, 2010, we had $120.5 million outstanding in mortgage notes payable and lines of credit borrowings, with fixed interest rates ranging from 5.27% to 6.96% and a weighted average interest rate of 6.48%, and which mature on various dates ranging from June 2011 through September 2017, with a weighted average remaining term of 4.4 years. Each of the mortgage notes payable and lines of credit are secured by the respective properties and their related tenant leases on which the debt was placed.

The mortgage notes may generally be prepaid subject to meeting certain requirements and payment of a prepayment premium as specified in the respective loan agreement. Notwithstanding the prepayment limitations, we may sell the properties to a buyer that assumes the respective mortgage loan. The transfer would be subject to the conditions set forth in the individual property’s mortgage note document, including without limitation, the lender’s approval of the proposed buyer and the payment of the lender’s fees, costs and expenses associated with the sale of the property and the assumption of the loan.

Generally, in the event that a mortgage note is not paid off on the respective maturity date, certain mortgage notes include hyper-amortization provisions. Under the hyper-amortization provisions, the individual mortgage note maturity date will be extended by 20 years. During such period, the lender will apply 100% of the rents collected to the following items in the order indicated: (i) payment of accrued interest at the original fixed interest rate, (ii) all payments for escrow or reserve accounts, (iii) any operating expenses of the property pursuant to an approved annual budget, (iv) any extraordinary expenses and (v) the balance of the rents collected will be applied to the following in such order as the lender may determine: (1) any other amounts due in accordance with the loan documents, (2) the reduction of the principal balance of the mortgage note, and (3) capitalized interest at an interest rate equal to the greater of (A) the initial fixed interest rate as stated on the respective mortgage note agreement plus 2.0% per annum or (B) the then current Treasury Constant Maturity Yield Index plus 2.0% per annum.

The mortgage notes and lines of credit are generally non-recourse to the Company and Cole OP I, but both are liable for customary non-recourse carve-outs. In the event a mortgage note is not paid off on the maturity date, the mortgage loans include default provisions. Upon the occurrence of an event of default, interest on the mortgage notes will accrue at an annual default interest rate equal to the lesser of (a) the maximum rate permitted by applicable law, or (b) the then-current interest rate plus 4.0%. Certain mortgage notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth and debt service coverage ratios, in addition to limits on leverage ratios and variable debt.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On April 26, 2004, we commenced the Offering. We completed the Offering on September 16, 2005, after having raised aggregate gross proceeds of $100,331,320 through the sale of an aggregate of 10,097,251 shares of our common stock. As of March 30, 2011, 10,090,951 shares of our common stock were issued and outstanding and held by 1,453 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our registrar and transfer agent.

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

Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for our shares will develop. To assist fiduciaries of plans subject to the annual reporting requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and IRA trustees or custodians to prepare reports relating to an investment in our shares, we provide reports of our determinations of the current value of our net assets per outstanding share to those fiduciaries (including IRA trustees and custodians) who identify themselves to us and request the reports. Accordingly, we have provided an annual statement of value for stockholders subject to ERISA and to certain other plan stockholders. The statement of value is only an estimate and may not reflect the actual value of shares of our common stock. In determining an estimated value of the our shares, the board of directors relied upon information provided by an independent consultant that specializes in valuing commercial real estate companies, and the board’s experience with, and knowledge about, our real estate portfolio and debt obligations. The board relied on valuation methodologies that are commonly used in the commercial real estate industry, including, among others, a discounted cash flow analysis, which projects a range of the estimated future stream of cash flows reasonably likely to be generated by our portfolio of properties, and discounts the projected future cash flows to a present value. In addition, the board reviewed current, historical and projected capitalization rates for commercial properties similar to the properties owned by us, and the values of publicly traded REITs with portfolios comparable to us. The board also took into account the estimated value of our other assets and liabilities, including a reasonable estimate of the value of our debt obligations. Based on the results of the methodologies, our board of directors selected a value within the range of values as the estimated per share value of our common stock of $7.65. Because this is only an estimate, we may subsequently revise any valuation that is provided.

As with any valuation, methodology, the methodologies utilized by our board of directors, in reaching an estimate of the value of our shares, are based upon a number of estimates, assumptions, judgments and opinions that may, or may not, prove to be correct. The use of different estimates, assumptions, judgments or opinions would likely have resulted in significantly difference estimates of the value of our shares. In addition, the board’s estimate of share value is not based on fair values of our real estate, as determined by GAAP, as our book value for most real estate is based on the amortized cost of the property, subject to certain adjustments.

Furthermore, in reaching an estimate of the value of our shares, the board did not include a liquidity discount, in order to reflect the fact that our shares are not currently traded on a national securities exchange; a discount for debt that may include a prepayment obligation or a provision precluding assumption of the debt by a third party; or the costs that are likely to be incurred in connection with an appropriate exit strategy, whether that strategy might be a listing of our shares of common stock on a national securities exchange, a merger or a sale of our portfolio. As a result, there can be no assurance that:

•	any stockholder will be able to realize the estimated share value, upon attempting to sell their shares;

•	we will be able to achieve, for our stockholders, the estimated value per share, upon a listing of our shares of common stock on a national securities exchange, a merger, or a sale of our portfolio; or

•	that the estimated share value, or the methodologies used by the board to estimate the share value, will be found by an regulatory authority to comply with ERISA, Internal Revenue Code or other regulatory requirements.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. The limited partners of our operating partnership have the right to cause their limited partnership units to be redeemed by the operating partnership or purchased by us for cash. In either event, the cash amount to be paid will be equal to the cash value of the number of our shares of common stock that would be issuable if the limited partnership units were exchanged for our shares of common stock on a one-for-one basis. Alternatively, we may elect to purchase the limited partnership units by issuing one share of our common stock for each limited partnership unit exchanged. These exchange rights may not be exercised, however, if and to the extent that the delivery of shares upon exercise would (1) result in any person owning shares in excess of our ownership limits, (2) result in shares being owned by fewer than 100 persons, (3) cause us to be “closely held” within the meaning of Section 856(h) of the Internal Revenue Code, (4) cause us to own 10.0% or more of the ownership interests in a tenant within the meaning of Section 856(d)(2)(B) of the Internal Revenue Code, or (5) cause the acquisition of shares by a redeemed limited partner to be “integrated” with any other distribution of our shares for purposes of complying with the Securities Act. As of March 30, 2011, an aggregate of nine limited partnership units in our operating partnership were issued and outstanding, all of which are held by our advisor. We are the sole general partner of the operating partnership and, as of March 30, 2011, we owned a 99.99% equity percentage interest in the operating partnership. Our advisor is the only limited partner and the owner of the other 0.01% equity percentage interest in the operating partnership.

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

We determine at the beginning of each fiscal year the maximum amount of shares that we may redeem during that year. For the years ended December 31, 2010 and 2009, we did not redeem any shares under the share redemption program. Our board of directors has determined that no amounts are to be made available for redemption during the year ending December 31, 2011. As of December 31, 2010, we had redeemed a total of 7,300 shares, at an average of $9.35 per share, under the share redemption program.

In the event that we accept redemption requests, except as described below for redemptions upon the death of a stockholder, effective January 1, 2010, the purchase price paid for the redeemed shares would equal the lesser of (1) the price actually paid for those shares or (2) either (i) $8.50 per share or (ii) 90.0% of the net asset value per share as determined by our board of directors. Therefore, the share redemption price would be $6.89 per share based on the most recently disclosed estimated value of $7.65 per share as determined by our board of directors. Our board of directors reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemption, or (4) otherwise amend the terms of our share redemption program.

In the event that we accept redemption requests, the purchase price for shares redeemed upon the death of a stockholder generally would be equal to the price the stockholder actually paid for the shares. If, at the time of redemption, our advisor or another firm we might choose for that purpose has made a determination of our net asset value per share, the purchase price for shares redeemed upon the death of a stockholder will be the net asset value of the shares as so determined. We will redeem shares upon the death of a stockholder only to the extent that we have sufficient funds available to us to fund such redemption.

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

Distributions

We elected to be taxed and qualified as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2004. As a REIT, we have made, and intend to make, distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of our taxable income. One of our primary goals is to pay regular (monthly) distributions to our stockholders.

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

The following table reflects the aggregate distributions we paid during the years ended December 31, 2010 and 2009:

	Total	Weighted Average
	Distributions Paid	Distributions Paid	Return of	Ordinary	Capital Gain
Year	(In thousands)	per Common Share	Capital	Income	Income

2010	$5,568	$0.55	$0.37	$0.18	$—
2009	$7,064	$0.70	$0.40	$0.30	$—

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not have any compensation plans under which we are authorized to issue equity securities.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

We were formed on March 29, 2004, to acquire and operate commercial real estate primarily consisting of net leased, freestanding, single tenant, income-generating retail properties located throughout the United States. We have no paid employees and are externally managed by our advisor. We elected to be taxed, and currently qualify, as a REIT for federal income tax purposes.

As of December 31, 2010, we owned properties, which were 100% leased, comprising 1.0 million square feet of single-tenant, retail and commercial space located in 19 states. We do not anticipate acquiring any additional properties, unless we were to dispose of any of our properties in the ordinary course of business, in which case we would expect to reinvest the net sales proceeds in additional properties or distribute the net proceeds to stockholders. We currently have no plans to dispose of any of our properties.

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental income accounted for 98% of total revenue during the years ended December 31, 2010 and 2009. As 100% of our properties are under lease, with a weighted average remaining lease term of 10.1 years and the shortest remaining lease term of a single property of 3.0 years, excluding one property currently under a month to month lease agreement, which accounted for 2% of our 2010 rental income, our exposure to changes in commercial rental rates and contractual lease expirations is substantially mitigated, except for any vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

As of December 31, 2010, the debt leverage ratio of our portfolio, which is the ratio of debt to total gross real estate assets net of gross intangible lease liabilities, was 60%. All of our debt is subject to fixed interest rates, ranging from 5.27% to 6.96%, with a weighted average remaining term of 4.4 years. As we have no outstanding variable rate debt, our exposure to short-term changes in interest rates is limited. However, we expect to refinance our existing debt as it matures, including $7.8 million of fixed rate debt maturing during the year ending December 31, 2011, for which we will be subject to new interest rates. If this debt is refinanced with variable interest rate debt, our exposure to short-term changes in interest rates would increase.

Recent Market Conditions

Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system. These disruptions severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. Recently, the volume of mortgage lending for commercial real estate has increased and lending terms have improved; however, such lending activity is significantly less than previous levels. Although lending market conditions have improved, we have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance our debt at maturity. For properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. Additionally, if we are able to refinance our existing debt as it matures it may be at lower leverage levels or at rates and terms which are less favorable than our existing debt or, if we elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, the interest rates charged to us will be higher, each of which may adversely affect our results of operations and the distribution rate we are able to pay to our investors.

The economic downturn has led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets, causing higher tenant vacancies, declining rental rates and declining property values. Recently the economy has improved and continues to show signs of recovery. Additionally, the real estate markets have recently observed an improvement in occupancy rates; however, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of December 31, 2010, 100% of our rentable square feet was under lease, including one property currently under a month to month lease, which accounted for 2% of our 2010 rental income. However, if the current economic uncertainty persists, we may experience vacancies or be required to further reduce rental rates on occupied space. If we do experience vacancies, our advisor will actively seek to lease our vacant space, however, such space may be leased at lower rental rates and for shorter lease terms than previously experienced. In addition, as many retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-lease a property may increase as a result.

Application of Critical Accounting Policies

Our accounting policies have been established to conform to accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Investment in and Valuation of Real Estate and Related Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful life of each asset. Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, including acquisition related expenses incurred prior to January 1, 2009, construction and any tenant improvements, major improvements and betterments that extend the useful life of the related asset and leasing costs. All repairs and maintenance costs are expensed as incurred.

Assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of our assets by class are generally as follows:

Building	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. Impairment indicators that we consider include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, we assess the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the real estate and related intangible assets to their fair value and recognize an impairment loss.

During the year ended December 31, 2010, we identified one property with impairment indicators. The tenant at this property declared bankruptcy, rejected the original lease and entered into a month to month lease with us that can be terminated with a 30-day written notice provided by the tenant or us. As a result, the undiscounted future operating cash flows expected from the use of the property and its eventual disposition were determined to be less than the carrying value of the real estate assets. Therefore, we reduced the carrying value of the real estate assets related to the property to its estimated fair value and recorded an impairment loss of $2.8 million during the year ended December 31, 2010. In addition, we wrote off the unamortized below market lease intangible liability related to the original lease agreement of $31,000 during the year ended December 31, 2010. No impairment losses or related write-offs were recorded during the year ended December 31, 2009.

Projections of expected future cash flows require us to use estimates such as future market rental income rates subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the number of months it takes to re-lease the property, required tenant improvements and the number of years the property is expected to be held for investment. The use of alternative assumptions in the future cash flow analysis could result in a different assessment of the property’s future cash flow and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the fair value of our real estate and related assets.

When a real estate asset is identified by management as held for sale, we cease depreciation of the asset and estimate the sales price, net of selling costs. If, in management’s opinion, the net sales price of the asset is less than the net book value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property, net of selling costs.

Allocation of Purchase Price of Real Estate and Related Assets

Upon the acquisition of real properties, we allocate the purchase price of such properties to acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their fair values. We utilize independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). We obtain an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to us, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by us in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.

The fair values of above market and below market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease values are capitalized as intangible lease assets or liabilities. Above market lease values are amortized as an adjustment of rental income over the remaining terms of the respective leases. Below market leases are amortized as an adjustment of rental income over the remaining terms of the respective leases, including any bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

The fair values of in-place leases include direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant include commissions and other direct costs and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These intangibles are capitalized as intangible lease assets and are amortized to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternate estimates would result in a different assessment of our purchase price allocations, which could impact the amount of our reported net income.

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

Income Taxes

We elected to be taxed and currently qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. We generally will not be subject to federal corporate income tax to the extent we distribute our taxable income to our stockholders, and so long as we distribute at least 90% of our taxable income (excluding capital gains). REITs are subject to a number of other complex organizational and operational requirements. Even though we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

Results of Operations

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009:

Revenue — Revenue decreased $203,000, or 1%, to $16.1 million for the year ended December 31, 2010, compared to $16.3 million for the year ended December 31, 2009. The decrease was primarily a result of a reduction of rental income relating to one property due to the bankruptcy of its tenant and their change to percentage rent on a month to month basis. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for 98% of total revenues during each of the years ended December 31, 2010 and 2009.

General and Administrative Expenses — General and administrative expenses decreased $115,000, or 16%, to $597,000 for the year ended December 31, 2010, compared to $712,000 for the year ended December 31, 2009. The decrease was primarily due to decreased accounting and transfer agent fees during the year ended December 31, 2010, as compared to the year ended December 31, 2009. Our primary general and administrative expense items are legal and accounting fees, state franchise and income taxes, transfer agent fees and other licenses and fees.

Property Operating Expenses — Property operating expenses increased $297,000, or 58%, to $809,000 for the year ended December 31, 2010, compared to $512,000 for the year ended December 31, 2009. The increase was primarily due to an increase in bad debt expense in addition to non-reimbursable property taxes now being incurred by us during the year ended December 31, 2010, related to the bankruptcy of one tenant as discussed above. The primary property operating expenses items are property taxes, bad debt expense, insurance and property repairs and maintenance.

Property Management Expenses — Property management expenses increased $9,000 or 2%, to $484,000 for the year ended December 31, 2010, compared to $475,000 for the year ended December 31, 2009. The increase was due to the timing of gross cash receipts. In particular, we received payment during the year ended December 31, 2010 related to a cumulative consumer price index adjustment, which was recognized as revenue during the year ended December 31, 2009.

Depreciation and Amortization Expenses — Depreciation and amortization expenses remained constant at $5.5 million during each of the years ended December 31, 2010 and 2009.

Impairment of Real Estate Assets — Impairment of real estate assets was $2.8 million for the year ended December 31, 2010, compared to no impairment for the year ended December 31, 2009. The impairment during 2010 related to one property for which the tenant declared bankruptcy, as described in Note 2 of our consolidated financial statements.

Net Interest Expense — Net interest expense increased $1.0 million, or 14%, to $8.3 million for the year ended December 31, 2010, compared to $7.3 million for the year ended December 31, 2009. The increase was primarily due to an increase in the weighted average interest rate on outstanding debt to 6.48% at December 31, 2010, compared to 5.92% at December 31, 2009, which was due to the refinancing of certain mortgage notes payable in 2010 at higher interest rates. The increase was also due to higher interest rates on seven mortgage notes payable for which we elected to extend the maturity dates in accordance with the hyper-amortization provisions, prior to refinancing. The primary net interest expense items are interest expense, amortization of deferred financing costs and interest income.

Loss on Early Extinguishment of Debt — Loss on early extinguishment of debt was $259,000 for the year ended December 31, 2010, compared to no loss for the year ended December 31, 2009. The loss during 2010 was due to the refinancing of $50.7 million of mortgage notes payable.

Portfolio Information

As of December 31, 2010, we owned 42 properties located in 19 states, which were 100% leased to single tenants with a weighted average remaining lease term of 10.1 years, excluding one property currently under a month to month lease agreement, which accounted for 2% of our 2010 rental income.

As of December 31, 2010, our five highest tenant concentrations, based on 2010 base rental income, were as follows:

	Total		2010	Percentage of
	Number of	Rentable	Rental Income	2010
Tenant	Leases	Square Feet	(In thousands)	Rental Income

Rite Aid — drugstore	11	136,366	$3,286	21%
CarMax — auto dealership	1	55,466	1,585	10%
Lowe’s — home improvement	2	256,902	1,617	10%
Walgreens — drugstore	6	81,575	1,402	9%
Vanguard — car rental	1	23,360	1,197	8%

	21	553,669	$9,087	58%

As of December 31, 2010, our five highest tenant industry concentrations, based on 2010 base rental income, were as follows:

	Total		2010	Percentage of
	Number of	Rentable	Rental Income	2010
Industry	Leases	Square Feet	(In thousands)	Rental Income

Drugstore	21	263,909	$5,776	37%
Auto Dealership	1	55,466	1,585	10%
Home Improvement	2	256,902	1,617	10%
Electronics Retail	4	95,150	1,251	8%
Car Rental	1	23,360	1,197	8%

	29	694,787	$11,426	73%

As of December 31, 2010, our five highest geographic concentrations, based on 2010 base rental income, were as follows:

	Total		2010	Percentage of
	Number of	Rentable	Rental Income	2010
Location	Properties	Square Feet	(In thousands)	Rental Income

Texas	8	331,995	$3,760	24%
Kansas	5	121,917	2,667	17%
Georgia	1	23,360	1,197	8%
Ohio	6	61,911	1,038	7%
South Carolina	2	27,637	755	5%

	22	566,820	$9,417	61%

For more information on our portfolio diversification and statistics, see “Item 2. Properties” above.

Funds From Operations and Modified Funds From Operations

Funds from Operations (“FFO”) is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and widely recognized by investors and analysts as one measure of operating performance of a real estate company. FFO excludes items such as real estate depreciation and amortization, and gains and losses on the sale of real estate assets. Depreciation and amortization as applied in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for real estate companies by using the historical cost accounting method alone is insufficient. In addition, FFO excludes gains and losses from the sale of real estate, which we believe provides management and investors with a helpful additional measure of the historical performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs.

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

For all of these reasons, we believe FFO and MFFO, in addition to net income (loss) and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful in understanding one of the ways in which our management evaluates the performance of our real estate portfolio over time. However, FFO and MFFO should not be considered as alternatives to net income or to cash flows from operating activities, and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs.

Our calculation of FFO and MFFO, and reconciliation to net income (loss), which is the most directly comparable GAAP financial measure, is presented in the table below for the years ended December 31, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2010	2009

NET (LOSS) INCOME	$(2,626)	$1,847
Depreciation of real estate assets	3,675	3,685
Amortization of lease related costs	1,802	1,802
Gain on easement and condemnation of assets	—	(9)

Funds from operations (FFO)	2,851	7,325
Impairment of real estate assets	2,835	—

Modified funds from operations (MFFO)	$5,686	$7,325

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•	In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of $150,000 and $285,000 during the years ended December 31, 2010 and 2009, respectively.

•	Amortization of deferred financing costs totaled $477,000 and $385,000 during the years ended December 31, 2010 and 2009, respectively.

•	Loss on the early extinguishment of debt totaled $259,000 during the year ended December 31, 2010, which includes the write-off of $47,000 of unamortized deferred financing costs related to the refinanced mortgage notes payable. There were no losses on the early extinguishment of debt during the year ended December 31, 2009.

Liquidity and Capital Resources

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through net cash provided by operations. As of December 31, 2010, we had one fixed rate note payable in the amount of $7.8 million maturing in June 2011. The remaining $112.7 million of our outstanding debt has a weighted average remaining term of 4.7 years. We are currently evaluating the possible financing or refinancing of the $7.8 million note payable maturing in June 2011. If we are unable to finance or refinance any portion of the amount maturing, we expect to pay down any such amount through a combination of the use of net cash provided by operations, available borrowings under our revolving lines of credit, short-term borrowings from an affiliate of our advisor and/or the potential sale of certain properties, or we may elect to extend the maturity date of the loan in accordance with its hyper-amortization provisions. If we are able to refinance our existing debt as it matures, it may be at rates and terms that are less favorable than our existing debt or, if we elect to extend the maturity date of the mortgage note in accordance with its hyper-amortization provisions, the interest rates charged to us will be higher, each of which may adversely affect our results of operations and the dividend rate we are able to pay to our investors. As of December 31, 2010, we had $1.0 million of available borrowings under our revolving lines of credit.

Long-term Liquidity and Capital Resources

We expect to meet our long-term liquidity requirements through proceeds from available borrowings under our revolving lines of credit, secured or unsecured financings or refinancings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations. We expect that our primary uses of capital will be for the payment of operating expenses, including debt service payments on our outstanding indebtedness, for the payment of tenant improvements, leasing commissions and repairs and maintenance, for the possible reinvestment of proceeds from the strategic sale of properties in replacement properties and for the payment of distributions to our stockholders, including special distributions of the net proceeds from the sale of properties. We did not have any material commitments for capital or leasing expenditures as of December 31, 2010.

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

During the years ended December 31, 2010 and 2009, we paid distributions of $5.6 million and $7.1 million, respectively, which were funded entirely by cash flows from operations.

As of December 31, 2010, we had cash and cash equivalents of $1.4 million, which we expect to be used primarily to pay operating expenses, interest on our indebtedness and stockholder distributions. In addition, we had restricted cash of $825,000 held by lenders in escrow accounts for tenant and capital improvements, leasing commissions, repairs and maintenance and other lender reserves for certain properties and $47,000 held by lenders in a lockbox account from which the monthly debt service payment will be disbursed to the lender and the excess funds will be disbursed to us.

As of December 31, 2010, we had $120.5 million of fixed rate debt outstanding, including $1.9 million that was outstanding under one of our revolving lines of credit. The outstanding debt is subject to fixed interest rates ranging from 5.27% to 6.96%, with a weighted average interest rate of 6.48%, and matures on various dates from June 2011 through September 2017. Our debt leverage ratio, which is the ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 60%, with a weighted average remaining term to maturity of 4.4 years.

Our contractual obligations are as follows (in thousands):

	Payments Due by Period(1)
		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Principal payments — notes payable	$118,550	$8,448	$2,142	$106,283	$1,677
Interest payments — notes payable	34,326	7,498	21,593	5,169	66
Principal payments — lines of credit	1,935	—	1,935	—	—
Interest payments — lines of credit	141	113	28	—	—

Total	$154,952	$16,059	$25,698	$111,452	$1,743

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

Cash Flow Analysis

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009:

Operating Activities.  Net cash provided by operating activities decreased $647,000, or 9%, to $6.6 million for the year ended December 31, 2010, compared to $7.3 million for the year ended December 31, 2009. The decrease was primarily due to a decrease in net income from $1.8 million to a net loss of $2.6 million, offset by the impairment on real estate assets of $2.8 million, and a decrease in rents and tenant receivables. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities.  Net cash used in investing activities was $953,000 for the year ended December 31, 2010, compared to net cash provided by investing activities of $13,000 for the year ended December 31, 2009. The change was primarily due to the deposit of cash into required lender reserves related to the debt refinancing transaction, as discussed in Note 5 of our consolidated financial statements, during the year ended December 31, 2010.

Financing Activities.  Net cash used in financing activities decreased $104,000, or 2%, to $6.2 million for the year ended December 31, 2010, compared to $6.3 million for the year ended December 31, 2009. The decrease was primarily due to the repayment of $51.8 million of notes payable and line of credit borrowings, the payment of deferred financing costs of $2.2 million and the payment of costs related to the early extinguishment of debt of $212,000, offset by $53.6 million of notes payable proceeds and line of credit borrowings.

Election as a REIT

We are taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet, and continue to meet, certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed with regard to the dividends paid deduction excluding net capital gains).

If we fail to qualify as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to qualify as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying consolidated financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying consolidated financial statements.

Inflation

We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in certain of our tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include rent steps and clauses enabling us to receive payment of additional rent calculated as a percentage of the tenants’ gross sales above pre-determined thresholds. In addition, most of our leases require the tenant to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs, related to the property. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to adequately offset the effects of inflation.

Commitments and Contingencies

We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7 to our consolidated financial statements accompanying this Annual Report on Form 10-K for further explanations.

Related-Party Transactions and Agreements

We have entered into agreements with Cole Advisors and its affiliates, whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, Cole Advisors or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, asset and property management fees, interest expense on affiliate lines of credit and reimbursement of certain operating costs. See Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the various related-party transactions, agreements and fees.

Subsequent Events

Certain events occurred subsequent to December 31, 2010 through the filing date of this Annual Report on Form 10-K. Refer to Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for further explanation. Such events include:

•	update to the estimated value per share; and

•	update to the share redemption program

New Accounting Pronouncements

Reference is made to Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K regarding the impact of recent accounting pronouncements. There are no new accounting pronouncements that have been issued but not yet applied by us that we believe will have a material impact on our consolidated financial statements.

Off Balance Sheet Arrangements

As of December 31, 2010 and 2009, we had no off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2010.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2010, were effective in all material respects to ensure that information required to be disclosed by us in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Cole Credit Property Trust, Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a — 15(f) and 15d-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Based on this evaluation, management has concluded that Cole Credit Property Trust, Inc.’s internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2011 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2011 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2011 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2011 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2011 annual meeting of stockholders.

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
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Cole Credit Property Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cole Credit Property Trust, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 30, 2011

COLE CREDIT PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

	December 31,	December 31,
	2010	2009

ASSETS
Investment in real estate assets:
Land	$54,233	$55,317
Buildings and improvements, less accumulated depreciation of $20,255
and $17,273, respectively	100,933	106,278
Acquired intangible lease assets, less accumulated amortization of $11,094 and $9,170, respectively	17,244	19,168

Total investment in real estate assets, net	172,410	180,763
Cash and cash equivalents	1,382	1,907
Restricted cash	872	—
Rents and tenant receivables, less allowance for doubtful accounts of $49 and $167, respectively	2,143	2,478
Prepaid expenses and other assets	77	84
Deferred financing costs, less accumulated amortization of $962 and $1,518, respectively	2,423	770

Total assets	$179,307	$186,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and line of credit	$118,550	$118,738
Lines of credit with affiliate	1,935	—
Accounts payable and accrued expenses	804	878
Due to affiliates	54	41
Acquired below market lease intangibles, less accumulated amortization of $1,208 and $1,018, respectively	989	1,221
Distributions payable	429	589
Deferred rent	660	615

Total liabilities	123,421	122,082

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 10,090,951 shares issued and outstanding	101	101
Capital in excess of par value	90,424	90,424
Accumulated distributions in excess of earnings	(34,639)	(26,605)

Total stockholders’ equity	55,886	63,920

Total liabilities and stockholders’ equity	$179,307	$186,002

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share amounts)

	Year Ended December 31,
	2010	2009

Revenues:
Rental and other property income	$15,759	$15,944
Tenant reimbursement income	365	383

Total revenue	16,124	16,327

Expenses:
General and administrative expenses	597	712
Property operating expenses	809	512
Property management expenses	484	475
Depreciation	3,675	3,685
Amortization	1,802	1,802
Impairment of real estate assets	2,835	—

Total operating expenses	10,202	7,186

Operating income	5,922	9,141

Other expense:
Interest expense, net	(8,289)	(7,294)
Loss on early extinguishment of debt	(259)	—

Total other expense	(8,548)	(7,294)

Net (loss) income	$(2,626)	$1,847

Weighted average number of common shares outstanding:
Basic and diluted	10,090,951	10,090,951

Net (loss) income per common share:
Basic and diluted	$(0.26)	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

				Accumulated
	Common Stock		Capital in	Distributions	Total
	Number of		Excess of	in Excess of	Stockholders’
	Shares	Par Value	Par Value	Earnings	Equity

Balance, January 1, 2009	10,090,951	$101	$90,424	$(21,388)	$69,137

Distributions	—	—	—	(7,064)	(7,064)
Net income	—	—	—	1,847	1,847

Balance, December 31, 2009	10,090,951	$101	$90,424	$(26,605)	$63,920

Distributions	—	—	—	(5,408)	(5,408)
Net loss	—	—	—	(2,626)	(2,626)

Balance, December 31, 2010	10,090,951	$101	$90,424	$(34,639)	$55,886

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2010	2009

Cash flows from operating activities:
Net (loss) income	$(2,626)	$1,847
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	3,675	3,685
Amortization of intangible lease assets and below market lease intangibles, net	1,692	1,720
Amortization of deferred financing costs	477	385
Bad debt expense	200	—
Loss on early extinguishment of debt	259	—
Impairment of real estate assets	2,835	—
Property condemnation and easement gain	—	(9)
Changes in assets and liabilities:
Rents and tenant receivables	135	(394)
Prepaid expenses and other assets	7	20
Accounts payable and accrued expenses	(74)	132
Deferred rent	45	25
Due to affiliates	13	(126)

Net cash provided by operating activities	6,638	7,285

Cash flows from investing activities:
Additions to real estate and related assets	(81)	—
Proceeds from sale of assets	—	13
Change in restricted cash	(872)	—

Net cash (used in) provided by investing activities	(953)	13

Cash flows from financing activities:
Distributions to investors	(5,568)	(7,064)
Proceeds from notes payable and line of credit	51,625	1,450
Repayment of notes payable and line of credit	(51,813)	(700)
Proceeds from line of credit with affiliates	1,935	—
Payment of loan deposits	(433)	—
Refund of loan deposits	433	—
Deferred financing costs paid	(2,177)	—
Payment of costs related to the early extinguishment of debt	(212)	—

Net cash used in financing activities	(6,210)	(6,314)

Net (decrease) increase in cash and cash equivalents	(525)	984
Cash and cash equivalents, beginning of year	1,907	923

Cash and cash equivalents, end of year	$1,382	$1,907

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Dividends declared and unpaid	$429	$589

Supplemental Cash Flow Disclosures:
Interest paid	$7,774	$6,913

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	ORGANIZATION AND BUSINESS

Cole Credit Property Trust, Inc. (the “Company”) is a Maryland corporation that was formed on March 29, 2004 that is organized and operates as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company’s business is conducted through Cole Operating Partnership I, LP (“Cole OP I”), a Delaware limited partnership. The Company is the sole general partner of and owns an 99.99% partnership interest in Cole OP I. Cole REIT Advisors, LLC (“Cole Advisors”), the affiliate advisor to the Company, is the sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of Cole OP I.

At December 31, 2010, the Company owned 42 properties comprising 1.0 million square feet of single-tenant, retail and commercial space located in 19 states. At December 31, 2010, these properties were 100% leased.

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

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”), in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of our assets by class are generally as follows:

Building	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate and related intangible assets to their fair value and recognize an impairment loss.

During the year ended December 31, 2010, the Company identified one property with impairment indicators. The tenant at this property declared bankruptcy, rejected the original lease and entered into a month to month lease with the Company that can be terminated with a 30-day written notice provided by the tenant or the Company. As a result, the undiscounted future operating cash flows expected from the use of the property and its eventual disposition were determined to be less than the carrying value of the real estate assets. Therefore, the Company reduced the carrying value of the real estate assets related to the property to its estimated fair value and recorded an impairment loss of $2.8 million during the year ended December 31, 2010. In addition, the Company wrote-off the unamortized below market lease intangible liability related to the original lease agreement of $31,000 during the year ended December 31, 2010. No impairment losses or related write-offs were recorded during the year ended December 31, 2009.

Projections of expected future cash flows require the Company to use estimates such as future market rental income rates subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the number of months it takes to re-lease the property, required tenant improvements and the number of years the property is held for investment. The use of alternative assumptions in the future cash flow analysis could result in a different assessment of the property’s future cash flow and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the fair value of the Company’s real estate and related assets.

When a real estate asset is identified as held for sale, the Company will cease depreciation of the asset and estimate the sales price, net of selling costs. If, in the Company’s opinion, the net sales price of the asset is less than the net book value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property, net of selling costs.

Allocation of Purchase Price of Real Estate and Related Assets

Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their fair values. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). The Company obtains an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to the Company’s management, is used by management in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to lease intangibles. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.

The fair values of above market and below market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease values are capitalized as intangible lease assets or liabilities. Above market lease values are amortized as an adjustment of rental income over the remaining terms of the respective leases. Below market leases are amortized as an adjustment of rental income over the remaining terms of the respective leases, including any bargain renewal periods. If a lease is terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

The fair values of in-place leases include direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant include commissions and other direct costs and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The value of the opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These costs are capitalized as intangible lease assets and are amortized to expense over the remaining term of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. The Company considers investments in highly liquid money market accounts to be cash equivalents.

Restricted Cash

The Company had $825,000 in restricted cash as of December 31, 2010, held by lenders in escrow accounts primarily for tenant and capital improvements, leasing commissions and repairs and maintenance for certain properties, in accordance with the respective lender’s loan agreement. In addition, as of December 31, 2010 the Company had $47,000 in restricted cash held by lenders in a lockbox account. As part of the debt refinancing transaction discussed in Note 5 below, rents collected by the encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess funds are disbursed to the Company.

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

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Deferred Financing Costs

Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Amortization of deferred financing costs for the years ended December 31, 2010 and 2009, was $477,000 and $385,000, respectively, and was recorded in interest expense in the consolidated statements of operations.

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

Income Taxes

The Company currently qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code. The Company generally will not be subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, so long as it distributes at least 90% of its taxable income (excluding capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Concentration of Credit Risk

As of December 31, 2010, the Company had cash, including restricted cash, on deposit in two financial institutions, which was $1.8 million in excess of federally insured levels; however, the Company has not experienced any losses in such accounts. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

As of December 31, 2010, three tenants in the drugstore industry accounted for 37% of the Company’s 2010 rental revenues, of which 21% was attributable to one tenant. As of December 31, 2010, one tenant in the auto dealership industry and one tenant in the home improvement industry each accounted for 10% of the Company’s 2010 rental revenues. Additionally the Company has certain geographic concentration in its property holdings. In particular, as of December 31, 2010, eight of the Company’s properties were located in Texas and five were located in Kansas, accounting for 24% and 17%, respectively, of the Company’s 2010 rental revenues.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stockholders’ Equity

As of each of December 31, 2010 and 2009, the Company was authorized to issue 90,000,000 shares of common stock and 10,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. The Company’s board of directors may authorize additional shares of capital stock and amend their terms without obtaining stockholder approval.

The par value of investor proceeds raised was classified as common stock, with the remainder allocated to capital in excess of par value. As the Company’s share redemption program allows the Company’s board of directors to reject any request for redemption, the Company accounts for the common stock issued as permanent equity, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”).

Redemptions of Common Stock

The Company will determine at the beginning of each fiscal year the maximum amount of shares that it may redeem during that year. The Company may use up to 1.0% of its annual cash flow to meet these redemption needs, including cash proceeds generated from new offerings, operating cash flow not intended for dividends, borrowings and capital transactions such as asset sales or refinancing. On January 10, 2011, the Company’s board of directors determined that no amounts were to be made available for redemption during the year ending December 31, 2011. The shares the Company redeems under its share redemption program will be cancelled and returned to the status of authorized but unissued shares. The Company does not intend to resell such shares to the public unless they are first registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and under appropriate state securities laws or otherwise sold in compliance with such laws.

As of December 31, 2010, the Company had redeemed a total of 7,300 shares, at an average of $9.35 per share, under the share redemption program. During the years ended December 31, 2010 and 2009, the Company did not redeem any shares under the share redemption program.

Earnings Per Share

Earnings per share are calculated based on the weighted average number of common shares outstanding during each period presented. The weighted average number of common shares outstanding is identical for basic and fully diluted earnings per share. The Company has no stock options issued or outstanding.

Reportable Segments

ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company has one reportable segment, commercial properties, which consists of activities related to investing in real estate. The commercial properties are geographically diversified throughout the United States, and the Company’s chief operating decision maker evaluates operating performance on an overall portfolio level. These commercial properties have similar economic characteristics, therefore the Company’s properties have been aggregated into one reportable segment.

Interest

Interest is charged to interest expense as it accrues. No interest costs were capitalized during the years ended December 31, 2010 and 2009.

Distributions Payable and Distribution Policy

In order to maintain its status as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its taxable income excluding capital gains. To the extent funds are available, the

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company intends to pay regular monthly distributions to stockholders. Distributions are paid to stockholders of record as of the applicable record dates.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820), (“ASU 2010-06”), which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective on January 1, 2011. The adoption of ASC 820 has not had, and is not expected to have, a material impact on the consolidated financial statement disclosures.

NOTE 3 —	FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.

Fair value is defined by ASC 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:

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

As discussed in Note 2 above, during the year ended December 31, 2010, real estate assets related to one property with a carrying amount of $7.0 million were deemed to be impaired and their carrying values were reduced to their estimated fair value of $4.2 million, resulting in an impairment charge of $2.8 million, which is included in impairment of real estate assets on the consolidated statement of operations for the year ended December 31, 2010.

The Company used a discounted cash flow analysis and recent comparable sales transactions to estimate the fair value of real estate assets relating to the property. The discounted cash flow analysis utilized internally prepared probability-weighted cash flow estimates including estimated discount ranges and terminal capitalization rates, which were within historical average ranges and gathered for specific geographic areas based on information obtained from third-party service providers.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s real estate assets measured at fair value on a non-recurring basis during the year ended December 31, 2010 is as follows (in thousands):

	Re-Measured	Fair Value Measurement of Reporting Data Using			Total
Description:	Balance	Level 1	Level 2	Level 3	Losses

Investment in real estate assets	$4,166	$—	$—	$4,166	$(2,835)

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Cash and cash equivalents, restricted cash, rents and tenant receivables, prepaid expenses, and accounts payable and accrued expenses — The Company considers the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

Notes payable and lines of credit — The fair value is estimated using a discounted cash flow technique based on estimated borrowing rates available to the Company as of December 31, 2010 and 2009. The estimated fair value of the notes payable and lines of credit with affiliate was $118.2 million and $1.9 million, respectively, as of December 31, 2010, as compared to the carrying value of $118.6 million and $1.9 million, respectively. The estimated fair value of the notes payable and line of credit was $113.2 million and $720,000, respectively, as of December 31, 2009, as compared to the carrying value of $118.0 million and $750,000, respectively.

Considerable judgment is necessary to develop estimated fair values of certain financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.

NOTE 4 —	ACQUIRED INTANGIBLE LEASE ASSETS

Acquired intangible lease assets consisted of the following (in thousands):

	As of December 31,
	2010	2009

Acquired in place leases, net of accumulated amortization of $10,313 and $8,511, respectively (with a weighted average life of 129 and 141 months, respectively)	$15,933	$17,735
Acquired above market leases, net of accumulated amortization of $781 and $659, respectively (with a weighted average life of 133 and 145 months, respectively)	1,311	1,433

	$17,244	$19,168

Amortization expense recorded on the intangible lease assets, for each of the years ended December 31, 2010 and 2009, was $1.9 million.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization expense to be recorded on the intangible lease assets as of December 31, 2010 for each of the five succeeding years is as follows (in thousands):

	Amount
	Leases	Above Market
Year	In-Place	Leases

2011	$1,802	$122
2012	$1,802	$122
2013	$1,801	$122
2014	$1,584	$122
2015	$1,415	$122

NOTE 5 —	NOTES PAYABLE AND LINES OF CREDIT

During the year ended December 31, 2010, the Company refinanced $50.7 million of mortgage notes payable, including $750,000 outstanding under the revolving line of credit and $15.2 million outstanding under hyper-amortization provisions of 7 mortgage notes payable, through loan agreements with two lenders, in the aggregate principal amount of $51.6 million (the “Loans”), and two revolving line of credit agreements that provide for an aggregate of $2.9 million of available borrowings from Series C, LLC (“Series C”), which is an affiliate of the Company’s advisor, on which the Company had borrowed $1.9 million under one of the revolving lines of credit (the “Revolving Loans”). The Loans are collateralized by the Company’s direct and indirect interest in 22 single-tenant commercial properties with an aggregate purchase price of $87.3 million. The Loans bear interest at a weighted average fixed rate of 6.96% per annum and principal and interest payments are due monthly, with any remaining principal amounts due on the maturity date, April 11, 2015. The Revolving Loans are collateralized by the Company’s direct and indirect interest in two single-tenant commercial properties with an aggregate purchase price of $10.8 million. The Revolving Loans have a fixed interest rate of 5.75% with monthly interest-only payments, and the outstanding principal and accrued and unpaid interest due on March 31, 2012. The Company recorded a loss on early extinguishment of debt related to the refinancing transaction of $259,000, consisting of $212,000 of prepayment costs and the write-off of $47,000 of unamortized deferred financing costs related to the refinanced mortgage notes payable.

As of December 31, 2010, the Company had $120.5 million outstanding in mortgage notes payable and lines of credit borrowings, with fixed interest rates ranging from 5.27% to 6.96% and a weighted average interest rate of 6.48%, and which mature on various dates from June 2011 through September 2017, with a weighted average remaining term of 4.4 years. Each of the mortgage notes payable and lines of credit are secured by the respective properties and their related leases on which the debt was placed. The mortgage notes and lines of credit are generally non-recourse to the Company and Cole OP I, but both are liable for customary non-recourse carve-outs. The mortgage notes and lines of credit are collateralized by all of the Company’s real estate assets. The mortgage notes payable and lines of credit contain customary default provisions. Generally, upon the occurrence of an event of default, interest on the mortgage notes will accrue at an annual default interest rate equal to the lesser of (a) the maximum rate permitted by applicable law, or (b) the then-current interest rate plus a percentage specified in the respective loan agreement. Certain mortgage notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth and debt service coverage ratios, in addition to limits on leverage ratios and variable rate debt. The Company was in compliance with the covenants as of December 31, 2010.

Generally, the mortgage notes may not be prepaid, in whole or in part, except under the following circumstances: (i) the prepayment may be made subject to payment of a yield maintenance premium or through defeasance, (ii) full prepayment may be made on any of the three monthly payment dates occurring immediately prior to the maturity date, and (iii) partial prepayments resulting from the application of insurance or condemnation proceeds to reduce the outstanding principal balance of the mortgage notes. Notwithstanding the prepayment limitations, the Company may sell the properties to a buyer that assumes the

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respective mortgage loan. The transfer would be subject to the conditions set forth in the individual property’s mortgage note document, including without limitation, the lender’s approval of the proposed buyer and the payment of the lender’s fees, costs and expenses associated with the sale of the property and the assumption of the loan.

Generally, in the event that a mortgage note is not paid off on the respective maturity date, certain mortgage notes include hyper-amortization provisions. Under the hyper-amortization provisions, the individual mortgage note maturity date will be extended by 20 years. During such period, the lender will apply 100% of the rents collected to the following items in the order indicated: (i) payment of accrued interest at the original fixed interest rate, (ii) all payments for escrow or reserve accounts, (iii) any operating expenses of the property pursuant to an approved annual budget, (iv) any extraordinary expenses and (v) the balance of the rents collected will be applied to the following in such order as the lender may determine: (1) any other amounts due in accordance with the loan documents, (2) the reduction of the principal balance of the mortgage note, and (3) capitalized interest at an interest rate equal to the greater of (A) the initial fixed interest rate as stated on the respective mortgage note agreement plus 2.0% per annum or (B) the then current Treasury Constant Maturity Yield Index plus 2.0% per annum.

The following table summarizes the scheduled aggregate principal repayments, including principal payments on amortizing debt, for the five years subsequent to December 31, 2010 and thereafter (in thousands):

Principal
For the Year Ending December 31,	Repayments

2011	$8,448
2012	2,606
2013	716
2014	754
2015	74,903
Thereafter	33,058

Total	$120,485

NOTE 6 —	ACQUIRED BELOW MARKET LEASE INTANGIBLES

Acquired below market lease intangibles consisted of the following (in thousands):

	As of December 31,
	2010	2009

Acquired below market leases, net of accumulated amortization of $1,208 and $1,018, respectively (with a weighted average life of 68 and 82 months, respectively)	$989	$1,221

Amortization income recorded on the intangible lease liability for each of the years ended December 31, 2010 and 2009 was $232,000, including the $31,000 write-off relating to one property as discussed in Note 2, and $204,000, respectively.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization income of the intangible lease liability as of December 31, 2010 for each of the five succeeding fiscal years is as follows (in thousands):

Below Market
Year	Leases

2011	$198
2012	$198
2013	$198
2014	$132
2015	$55

NOTE 7 —	COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any material pending legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations or financial condition.

Environmental Matters

In connection with the ownership and operation of real estate, the Company may be potentially liable for costs and damages related to environmental matters. The Company carries environmental liability insurance on our properties which provides coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and the Company is not aware of any other environmental condition that it believes will have a material adverse effect on its consolidated financial statements.

NOTE 8 —	RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS

Certain affiliates of the Company received fees and compensation in connection with the Company’s private placement of shares of its common stock. Certain affiliates of the Company have received, and may continue to receive, fees and compensation in connection with the acquisition, financing and management of the assets of the Company. Other various transactions may result in the receipt of commissions, fees and other compensation by Cole Advisors and its affiliates, including disposition fees, subordinated participation in net sale proceeds and subordinated performance fees.

If Cole Advisors provides substantial services, as determined by the Company, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors a financing coordination fee equal to 1% of the amount available under such financing; provided, however, that Cole Advisors shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors received such a fee. Financing coordination fees payable on loan proceeds from permanent financing will be paid to Cole Advisors as the Company acquires such permanent financing. However, no fees will be paid on loan proceeds from any line of credit until such time as all net offering proceeds have been invested by the Company. During the year ended December 31, 2010, the Company incurred $516,000 for financing coordination fees in connection with the refinancing of its mortgage notes payable described in Note 5 above; however, none were incurred related to the borrowings on the Revolving Loans. No such fees were incurred by the Company during the year ended December 31, 2009.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company paid, and expects to continue to pay, Cole Realty Advisors, Inc. (“Cole Realty”), its affiliated property manager, fees for the management and leasing of the Company’s properties. Property management fees are equal to 3% of gross revenues, and leasing fees are at prevailing market rates, not to exceed the greater of $4.50 per square foot or 7.5% of the total lease obligation. During the years ended December 31, 2010 and 2009, the Company incurred $484,000 and $475,000 for property management fees, respectively. As of December 31, 2010 and 2009, $45,000 and $41,000, respectively, of such costs had been incurred but not paid by the Company, and are included in due to affiliates on the consolidated financial statements.

Cole Realty, or its affiliates, also receives acquisition and advisory fees of up to 3% of the contract purchase price of each property. No such fees were incurred by the Company during the years ended December 31, 2010 and 2009.

The Company is obligated to pay Cole Advisors an annualized asset management fee of up to 0.75% of the aggregate asset value of the Company’s assets. Pursuant to a waiver of the fee by Cole Advisors, no asset management fees were incurred by the Company during the years ended December 31, 2010 and 2009. The Company is not obligated to pay any amounts for such periods. However, Cole Advisors may elect to charge asset management fees in future periods up to the 0.75% fee.

If Cole Advisors, or its affiliates, provides a substantial amount of services, as determined by the Company, in connection with the sale of one or more properties, the Company will pay Cole Advisors an amount equal to 3% of the contract price of each asset sold. In no event will the combined disposition fee paid to Cole Advisors, its affiliates and unaffiliated third parties exceed the reasonable, customary and competitive amount for such services. In addition, after investors have received a return of their net capital contributions and a 7.5% annual cumulative, non-compounded return, then Cole Advisors is entitled to receive 20% of the remaining net sale proceeds. No such fees were incurred by the Company during the years ended December 31, 2010 and 2009 relating to the sale of properties.

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

The Company may reimburse Cole Advisors for expenses it incurs in connection with its provision of administrative services, including related personnel costs. The Company does not reimburse for personnel costs in connection with services for which Cole Advisors receives acquisition fees or disposition fees. No such costs were incurred by the Company during the years ended December 31, 2010 and 2009.

During the year ended December 31, 2010, the Company entered into two revolving line of credit agreements that provide for an aggregate of $2.9 million of available borrowings from Series C, which the Company borrowed $1.9 million under one agreement. No financing coordination fee was paid, or will be paid, to Cole Advisors or its affiliates in connection with these revolving lines of credit. The line of credit agreements bear a fixed interest rate of 5.75% and mature in March 2012. During the year ended December 31, 2010, the Company incurred $85,000 of interest expense related to the aforementioned lines of credit. As of December 31, 2010, $9,000 of such expense had been incurred but not paid by the Company, and is included in due to affiliates on the consolidated financial statements.

NOTE 9 —	ECONOMIC DEPENDENCY

Under various agreements, the Company has engaged or will engage Cole Advisors and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions,

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the sale of shares of the Company’s common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company is dependent upon Cole Advisors and its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.

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

The Company determines at the beginning of each fiscal year the maximum amount of shares that it may redeem during that year. The Company may use up to 1.0% of its annual cash flow to meet these redemption needs, including cash proceeds generated from new offerings, operating cash flow not intended for dividends, borrowings, and capital transactions such as asset sales or refinancings. During the years ended December 31, 2010 and 2009, the Company redeemed no shares under the share redemption program.

In the event that the Company accepts redemption requests, except as described below for redemptions upon the death of a stockholder, the purchase price for the redeemed shares would equal the lesser of (1) the price actually paid for those shares or (2) either (i) $8.50 per share or (ii) 90.0% of the net asset value per share as determined by the Company’s board of directors. Therefore, the share redemption price would be $6.89 per share based on the most recently disclosed estimated value of $7.65 per share as determined by the Company’s board of directors. The Company’s board of directors reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemption, or (4) otherwise amend the terms of the share redemption program.

In the event that the Company accepts redemption requests, the purchase price for shares redeemed upon the death of a stockholder generally would be equal to the price the stockholder actually paid for the shares. If, at the time of redemption, the Company’s advisor or another firm it might choose for that purpose has made a determination of the net asset value per share, the purchase price for shares redeemed upon the death of a stockholder would be the net asset value of the shares as so determined. On January 10, 2011, the Company’s board of directors established an estimated value of the Company’s common stock, as of December 31, 2010, of $7.65 per share. The Company will redeem shares upon the death of a stockholder only to the extent that it has sufficient funds available for such redemptions.

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

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE 11 —	INCOME TAXES

For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain dividends, or a return of a stockholder’s invested capital. The following table represents the character of distributions to stockholders for the years ended December 31, 2010 and 2009:

Character of Distributions:	2010	2009

Dividend income	33%	43%
Capital gain	—%	—%
Return of capital	67%	57%

Total	100%	100%

As of December 31, 2010 and 2009, the tax basis carrying value of the Company’s land and depreciable real estate assets was $183.6 million and $187.3 million, respectively. During each of the years ended December 31, 2010 and 2009, the Company incurred state and local income and franchise taxes of $94,000, which has been recorded in general and administrative expenses in the consolidated statements of operations.

NOTE 12 —	OPERATING LEASES

All of the Company’s real estate assets are leased to tenants under operating leases, for which the terms and expirations vary. The leases frequently have provisions to extend the lease agreement and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, as of December 31, 2010, is as follows (in thousands):

Year Ending December 31,	Amount

2011	$15,407
2012	15,407
2013	15,407
2014	14,093
2015	13,084
Thereafter	83,277

$156,675

NOTE 13 —	SUBSEQUENT EVENTS

Estimated Value Per Share

The Company reported an estimated per share value of its common stock on January 10, 2011 for purposes of assisting fiduciaries of plans subject to the annual reporting requirements of ERISA, and IRA

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

trustees or custodians, in preparing reports relating to an investment in the Company’s shares. The Company’s board of directors established an estimated value of the Company’s common stock, as of December 31, 2010, of $7.65 per share, which is unchanged from the estimated value of the Company’s common stock as of December 31, 2009.

Share Redemption Program

The Company’s share redemption program provides that the Company’s board of directors must determine at the beginning of each fiscal year the maximum amount of shares that the Company may redeem during that year. The Company’s board of directors has determined that the Company will not redeem any shares pursuant to its share redemption program during the year ending December 31, 2011.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March 2011.

Cole Credit Property Trust, Inc.
(Registrant)

By:	/s/ Christopher H. Cole
Christopher H. Cole
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as and on the date indicated.

Signature	Title	Date

/s/ Christopher H. Cole Christopher H. Cole	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2011

/s/ D. Kirk McAllaster, Jr. D. Kirk McAllaster, Jr.	Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)	March 30, 2011

/s/ Simon J. Misselbrook Simon J. Misselbrook	Vice President of Accounting (Principal Accounting Officer)	March 30, 2011

/s/ Marc T. Nemer Marc T. Nemer	Director	March 30, 2011

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.		Description

3.1		Articles of Incorporation (Incorporated by reference to Exhibit 2.1 of the Company’s Form 10-SB (File No. 000-51962), filed on May 1, 2006).
3.2		Amended and Restated Bylaws (Incorporated by reference to Exhibit 2.2 to the Company’s Form 10-SB (File No. 000-51962), filed on May 1, 2006).
10.1		Agreement of Limited Partnership of Cole Operating Partnership I, LP, dated April 6, 2004, between Cole Credit Property Trust, Inc. and the limited partners thereto (Incorporated by reference to Exhibit 6.1 to the Company’s Form 10-SB (File No. 000-51962), filed on May 1, 2006).
10.2		Property Management and Leasing Agreement, dated April 6, 2004, among Cole Credit Property Trust, Inc., Cole Operating Partnership I, LP and Cole Realty Advisors, Inc. (Incorporated by reference to Exhibit 6.2 to the Company’s Form 10-SB (File No. 000-51962), filed on May 1, 2006).
10.3		Advisory Agreement, dated April 6, 2004, as amended, between Cole Credit Property Trust, Inc. and Cole REIT Advisors, LLC (Incorporated by reference to Exhibit 6.3 to the Company’s Form 10-SB (File No. 000-51962), filed on May 1, 2006).
10.4		Loan Agreement, dated April 1, 2010, by and between Cole Credit Property Trust, Inc., and certain of its wholly-owned subsidiaries, collectively as Borrower, and The Royal Bank of Scotland PLC as lender (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 000-51962), filed on May 14, 2010).
10.5		Loan Agreement, dated April 1, 2010, by and between Cole Mezzco CCPT I, LLC as Borrower, and IVI Cole Mezz, LLC as lender (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 000-51962), filed on May 14, 2010).
21.1		List of Subsidiaries (Incorporated by reference to the company’s Annual Report on Form 10-K (File No 000-51962), filed on March 29, 2010).
31	.1*	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.