Form 10-Q
period 2011-03-31
Cole Credit Property Trust Inc
filed 2011-05-11
CIK 1289272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated file in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☐                   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of May 10, 2011, there were 10,090,951 shares of common stock, par value of $0.01, of Cole Credit Property Trust, Inc. outstanding.

COLE CREDIT PROPERTY TRUST, INC.

PART I
FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited interim financial statements as of and for the three months ended March 31, 2011 have been prepared by Cole Credit Property Trust, Inc. (the “Company,” “we,” “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results expected for the full year.  The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements.  Such adjustments are of a normal recurring nature.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q.  Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(In thousands except share and per share amounts)

	March 31, 2011	December 31, 2010
ASSETS
Investment in real estate assets:
Land	$54,233	$54,233
Buildings and improvements, less accumulated depreciation of $21,164
and $20,255, respectively	100,024	100,933
Acquired intangible lease assets, less accumulated amortization
of $11,575 and $11,094, respectively	16,763	17,244
Total investment in real estate assets, net	171,020	172,410
Cash and cash equivalents	836	1,382
Restricted cash	1,017	872
Rents and tenant receivables, less allowance for doubtful accounts
of $49	2,234	2,143
Prepaid expenses and other assets	42	77
Deferred financing costs, less accumulated amortization of $1,101
and $962, respectively	2,284	2,423
Total assets	$177,433	$179,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$118,379	$118,550
Lines of credit with affiliate	1,935	1,935
Accounts payable and accrued expenses	708	804
Due to affiliates	49	54
Acquired below market lease intangibles, less accumulated amortization
of $1,258 and $1,208, respectively	939	989
Distributions payable	429	429
Deferred rent	274	660
Total liabilities	122,713	123,421
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none
issued and outstanding	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized,
10,090,951 shares issued and outstanding	101	101
Capital in excess of par value	90,424	90,424
Accumulated distributions in excess of earnings	(35,805)	(34,639)
Total stockholders’ equity	54,720	55,886
Total liabilities and stockholders’ equity	$177,433	$179,307

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(In thousands except share and per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues:
Rental and other property income	$3,901	$3,946
Tenant reimbursement income	85	98
Total revenue	3,986	4,044

Expenses:
General and administrative expenses	173	147
Property operating expenses	171	125
Property management expenses	116	128
Depreciation	909	921
Amortization	450	450
Total operating expenses	1,819	1,771
Operating income	2,167	2,273

Other expense:
Interest expense, net	(2,090)	(1,856)
Total other expense	(2,090)	(1,856)
Net income	$77	$417

Weighted average number of common shares outstanding:
Basic and diluted	10,090,951	10,090,951

Net income per common share:
Basic and diluted	$0.01	$0.04

Distributions declared per common share:
Basic and diluted	$0.12	$0.16

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

				Accumulated
	Common Stock		Capital in	Distributions	Total
	Number of		Excess	in Excess of	Stockholders’
	Shares	Par Value	of Par Value	Earnings	Equity
Balance, January 1, 2011	10,090,951	$101	$90,424	$(34,639)	$55,886
Distributions	—	—	—	(1,243)	(1,243)
Net income	—	—	—	77	77
Balance, March 31, 2011	10,090,951	$101	$90,424	$(35,805)	$54,720

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$77	$417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	909	921
Amortization of intangible lease assets and below market lease intangibles, net	431	429
Amortization of deferred financing costs	139	75
Changes in assets and liabilities:
Rents and tenant receivables	(91)	219
Prepaid expenses and other assets	35	26
Accounts payable and accrued expenses	(96)	(193)
Deferred rent	(386)	(403)
Due to affiliates	(5)	5
Net cash provided by operating activities	1,013	1,496
Cash flows from investing activities:
Change in restricted cash	(145)	—
Net cash used in investing activities	(145)	—
Cash flows from financing activities:
Distributions to investors	(1,243)	(1,766)
Repayment of notes payable	(171)	(64)
Payment of loan deposits	—	(433)
Deferred financing costs paid	—	(4)
Net cash used in financing activities	(1,414)	(2,267)
Net decrease in cash and cash equivalents	(546)	(771)
Cash and cash equivalents, beginning of period	1,382	1,907
Cash and cash equivalents, end of period	$836	$1,136

Supplemental Disclosures of Non-Cash Investing and Financing Activites:
Distributions declared and unpaid	$429	$429
Accrued deferred financing costs	$—	$212
Supplemental Cash Flow Disclosures:
Interest paid	$1,952	$1,774

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2011

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

As of March 31, 2011, the Company owned 42 properties comprising 1.0 million square feet of single-tenant, retail and commercial space located in 19 states. As of March 31, 2011, these properties were 100% leased.

The Company’s stock is not currently listed on a national exchange. The Company may seek to list its common stock for trading on a national securities exchange only if the board of directors of the Company believes listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any market for its common stock until its shares are listed on a national securities exchange. In the event the Company does not obtain listing prior to February 1, 2016, its charter requires that it either: (1) seek stockholder approval of an extension or amendment of this listing deadline; or (2) seek stockholder approval to adopt a plan of liquidation.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 8 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods.  Results for these interim periods are not necessarily indicative of full year results.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2010 and related notes thereto set forth in the Company’s Annual Report on Form 10-K.

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

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2011

The Company continues to monitor one property with a book value of $4.1 million for which it has identified impairment indicators.  For this property, the undiscounted future operating cash flows expected from the use of this property and its eventual disposition exceeded its carrying value as of March 31, 2011.  Should the conditions related to this property change, the underlying assumptions used to determine the expected undiscounted future operating cash flows may change and adversely affect the recoverability of the carrying value related to this property.  No impairment losses were recorded during the three months ended March 31, 2011 and 2010.

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

When a real estate asset is identified as held for sale, the Company will cease depreciation of the asset and estimate the sales price, net of selling costs.  If, in the Company’s opinion, the net sales price of the asset is less than the carrying value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property, net of selling costs.

Restricted Cash

Included in restricted cash was $843,000, as of March 31, 2011, held by lenders in escrow accounts primarily for tenant and capital improvements, leasing commissions and repairs and maintenance for certain properties, in accordance with the respective lender’s loan agreement.  In addition, as of March 31, 2011, the Company had $174,000 in restricted cash held by lenders in a lockbox account.  As part of certain debt agreements discussed in Note 4, rents from the encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess funds are disbursed to the Company.

Redemptions of Common Stock

In accordance with the Company’s share redemption program, the purchase price paid for redeemed shares will equal the lesser of (1) the price actually paid for those shares or (2) either (i) $8.50 per share or (ii) 90.0% of the net asset value per share as determined by the Company’s board of directors.  Therefore, the share redemption price would be $6.89 per share based on the most recently disclosed estimated value of $7.65 per share as determined by the Company’s board of directors, effective January 1, 2011.  However, the Company’s share redemption program provides that the Company’s board of directors must determine at the beginning of each fiscal year the maximum amount of shares that the Company may redeem during that year.  The Company’s board of directors determined that no amounts were to be made available for redemption during the year ending December 31, 2011.

NOTE 3 — FAIR VALUE MEASUREMENTS

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  ASC 820 emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2011

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

Notes payable and lines of credit – The fair value is estimated using a discounted cash flow technique based on estimated borrowing rates available to the Company as of March 31, 2011 and December 31, 2010.  The estimated fair value of the notes payable and lines of credit with affiliate was $117.2 million and $2.0 million, respectively, as of March 31, 2011, as compared to the carrying value of $118.4 million and $1.9 million, respectively. The estimated fair value of the notes payable and line of credit was $118.2 million and $1.9 million, respectively, as of December 31, 2010, as compared to the carrying value of $118.6 million and $1.9 million, respectively.

Considerable judgment is necessary to develop estimated fair values of certain financial instruments.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.

NOTE 4 — NOTES PAYABLE AND LINES OF CREDIT

As of March 31, 2011, the Company had $120.3 million outstanding in mortgage notes payable and lines of credit borrowings, with fixed interest rates ranging from 5.27% to 6.96% and a weighted average interest rate of 6.48%, which mature on various dates from June 2011 through September 2017, with a weighted average remaining term of 4.1 years.  Each of the mortgage notes payable and lines of credit are secured by the respective properties and their related leases on which the debt was placed.  The mortgage notes and lines of credit are generally non-recourse to the Company and Cole OP I, but both are liable for customary non-recourse carve-outs.  The mortgage notes and lines of credit are collateralized by all of the Company’s real estate assets.  The mortgage notes payable and lines of credit contain customary default provisions and may generally be prepaid subject to meeting certain requirements and payment of a prepayment premium as specified in the respective loan or line of credit agreement. Generally, upon the occurrence of an event of default, interest on the mortgage notes will accrue at an annual default interest rate equal to the lesser of (a) the maximum rate permitted by applicable law, or (b) the then-current interest rate plus a percentage specified in the respective loan agreement.  Certain mortgage notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth and debt service coverage ratios, in addition to limits on leverage ratios and variable rate debt.  The Company believes it was in compliance with the covenants of such mortgage notes payable as of March 31, 2011.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims.  The Company is not aware of any material pending legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2011
Environmental Matters

In connection with the ownership and operation of real estate, the Company may be potentially liable for costs and damages related to environmental matters.  The Company carries environmental liability insurance on our properties which provides limited coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims.  The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and the Company is not aware of any other environmental condition that it believes will have a material adverse effect on its condensed consolidated unaudited financial statements.

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

If Cole Advisors provides substantial services, as determined by the Company, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors a financing coordination fee equal to 1% of the amount available under such financing; provided, however, that Cole Advisors shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors received such a fee.  Financing coordination fees payable on loan proceeds from permanent financing will be paid to Cole Advisors as the Company acquires such permanent financing.  However, no fees will be paid on loan proceeds from any line of credit until such time as all net offering proceeds have been invested by the Company.  No such fees were incurred by the Company during the three months ended March 31, 2011 and 2010.

The Company paid, and expects to continue to pay, Cole Realty Advisors, Inc. (“Cole Realty”), its affiliated property manager, fees for the management and leasing of the Company’s properties.  Property management fees are equal to 3% of gross revenues, and leasing fees are at prevailing market rates, not to exceed the greater of $4.50 per square foot or 7.5% of the total lease obligation.  During the three months ended March 31, 2011 and 2010, the Company incurred $116,000 and $128,000 for property management fees, respectively.  As of March 31, 2011 and December 31, 2010, $39,000 and $45,000, respectively, of such costs had been incurred but not paid by the Company, and are included in due to affiliates on the condensed consolidated unaudited financial statements.

Cole Realty, or its affiliates, also receives acquisition and advisory fees of up to 3% of the contract purchase price of each property.  No such fees were incurred by the Company during the three months ended March 31, 2011 and 2010.

The Company is obligated to pay Cole Advisors an annualized asset management fee of up to 0.25% of the aggregate asset value of the Company’s assets.  Pursuant to a waiver of the fee by Cole Advisors, no asset management fees were incurred by the Company during the three months ended March 31, 2011 and 2010.  The Company is not obligated to pay any amounts for such periods.  However, Cole Advisors may elect to charge asset management fees in future periods up to the 0.25% fee.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2011

If Cole Advisors, or its affiliates, provides a substantial amount of services, as determined by the Company, in connection with the sale of one or more properties, the Company will pay Cole Advisors an amount equal to 3% of the contract price of each asset sold.  In no event will the combined disposition fee paid to Cole Advisors, its affiliates and unaffiliated third parties exceed the reasonable, customary and competitive amount for such services.  In addition, after investors have received a return of their net capital contributions and a 7.5% annual cumulative, non-compounded return, then Cole Advisors is entitled to receive 20% of the remaining net sale proceeds.  No such fees were incurred by the Company during the three months ended March 31, 2011 and 2010 relating to the sale of properties.

In the event the Company’s common stock is listed in the future on a national securities exchange, a subordinated incentive listing fee equal to 20% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate a 7.5% annual cumulative, non-compounded return to investors, will be paid to Cole Advisors.

The Company may reimburse Cole Advisors for expenses it incurs in connection with its provision of administrative services, including related personnel costs.  The Company does not reimburse for personnel costs in connection with services for which Cole Advisors receives acquisition fees or disposition fees.  No such costs were incurred by the Company during the three months ended March 31, 2011 and 2010.

During the year ended December 31, 2010, the Company entered into two revolving line of credit agreements that provide for an aggregate of $2.9 million of available borrowings from Series C, LLC (“Series C”), which is an affiliate of Cole Advisors, on which the Company borrowed $1.9 million under one of the revolving lines of credit.  No financing coordination fee was paid, or will be paid, to Cole Advisors or its affiliates in connection with these revolving lines of credit.  The line of credit agreements bear a fixed interest rate of 5.75% and mature in March 2012.  During the three months ended March 31, 2011, the Company incurred $28,000 of interest expense related to the aforementioned lines of credit.  No such expense was incurred during the three months ended March 31, 2010. As of March 31, 2011 and December 31, 2010, $10,000 and $9,000 of such expense had been incurred but not paid by the Company, respectively, and is included in due to affiliates on the condensed consolidated unaudited financial statements.

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

NOTE 8 — NEW ACCOUNTING PRONOUNCEMENT

In December 2010, FASB issued Accounting Standards Update (“ASU”) 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, ("ASU 2010-29"), which clarifies the manner in which pro forma disclosures are calculated and provides additional disclosure requirements regarding material nonrecurring adjustments recorded as a result of a business combination.  ASU 2010-29 was effective for the Company beginning on January 1, 2011.  The adoption of ASU 2010-29 has not had a material impact on the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Quarterly Report on Form 10-Q.  The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.  The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.

Forward-Looking Statements

Except for historical information, this section contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussion and analysis of our financial condition and our subsidiaries, our anticipated capital expenditures, amounts of anticipated cash distributions to our stockholders in the future and other matters.  These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,”  “believes,” “seeks,” “estimates,” “would,’ “could,” “should,” or other similar words are intended to identify forward-looking statements.  All statements not based on historical fact are forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or implied in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the SEC.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration or termination of existing leases, inability to obtain financing or refinance existing debt, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows.

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

Overview

We were formed on March 29, 2004, to acquire and operate commercial real estate primarily consisting of net leased, freestanding, single tenant, income-generating retail and commercial properties located throughout the United States.  We have no paid employees and are externally managed by our advisor.  We elected to be taxed, and currently qualify, as a REIT for federal income tax purposes.

As of March 31, 2011, we owned 42 properties, which were 100% leased, comprising 1.0 million square feet of single-tenant, retail and commercial space located in 19 states.  We do not anticipate acquiring any additional properties, unless we were to dispose of any of our properties in the ordinary course of business, in which case we would expect to reinvest the net sales proceeds in additional properties or distribute the net proceeds to stockholders.  We currently have no formal plans to dispose of any of our properties.

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness.  Rental and other property income accounted for 98% of total revenue during the three months ended March 31, 2011 and 2010. As 100% of our properties are under lease, with a weighted average remaining lease term of 10.0 years, our exposure to changes in commercial rental rates and contractual lease expirations is substantially mitigated, except for any vacancies caused by tenant bankruptcies or other factors.  Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends.  If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant’s credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

As of March 31, 2011, the debt leverage ratio of our portfolio, which is the ratio of debt to total gross real estate assets net of gross intangible lease liabilities, was 60%.  All of our debt is subject to fixed interest rates, ranging from 5.27% to 6.96%, with a weighted average remaining term of 4.1 years.  As we have no outstanding variable rate debt, our exposure to short-term changes in interest rates is limited.  However, we will be subject to changes in interest rates as we refinance our debt as it matures.  See our contractual obligations table in the section captioned “Liquidity and Capital Resources - Long-term Liquidity and Capital Resources.”

Recent Market Conditions

Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system.  These disruptions severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit.  Recently, the volume of mortgage lending for commercial real estate has increased and lending terms have improved; however, such lending activity is significantly less than previous levels.  Although lending market conditions have improved, we have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance our debt at maturity.  For properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. Additionally, if we are able to refinance our existing debt as it matures it may be at lower leverage levels or at rates and terms which are less favorable than our existing debt or, if we elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, the interest rates charged to us will be higher, each of which may adversely affect our results of operations and the distribution rate we are able to pay to our investors.  If we are required to sell any of our properties to meet our liquidity requirements or for any reason, such sale will result in lower rental revenue and may be at a price less than our acquisition price for the property, each of which would adversely impact our results of operations and the distribution rate we are able to pay our investors.

The economic downturn has led to high unemployment rates and a decline in consumer spending.  These economic trends have adversely impacted the retail and real estate markets, causing higher tenant vacancies, declining rental rates and declining property values.  Recently, the economy has improved and continues to show signs of recovery.  Additionally, the real estate markets have recently observed an improvement in occupancy rates; however, occupancy and rental rates continue to be below those previously experienced before the economic downturn.  As of March 31, 2011, 100% of our rentable square feet was leased. However, if the current economic uncertainty persists, we may experience vacancies or be required to further reduce rental rates on occupied space.  If we do experience vacancies, our advisor will actively seek to lease our vacant space, however, such space may be leased at lower rental rates and for shorter lease terms than previously experienced. In addition, as many retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-lease a property may increase as a result.

Results of Operations

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Revenue - Revenue remained relatively constant at $4.0 million for the three months ended March 31, 2011 and 2010, decreasing $58,000, or 1%.  The decrease was primarily a result of a reduction of rental income relating to short-term rent relief granted to one tenant which declared bankruptcy in September 2010. On March 28, 2011, this tenant entered into a new long-term lease agreement which provides for fixed monthly lease payments and potential percentage rent payments.  Our revenue primarily consists of rental and other property income from net leased commercial properties, which accounted for 98% of total revenues during each of the three months ended March 31, 2011 and 2010.

General and Administrative Expenses - General and administrative expenses increased $26,000, or 18%, to $173,000 for the three months ended March 31, 2011, compared to $147,000 for the three months ended March 31, 2010. The increase was primarily due to increased audit fees related to requirements under certain mortgage notes payable.  Our primary general and administrative expense items are legal and accounting fees, state franchise and income taxes, transfer agent fees and other licenses and fees.

Property Operating Expenses - Property operating expenses increased $46,000, or 37%, to $171,000 for the three months ended March 31, 2011, compared to $125,000 for the three months ended March 31, 2010. The increase was primarily due to an increase in non-reimbursable property taxes incurred by us during the three months ended March 31, 2011, related to the rent relief granted to one tenant as discussed above.  The primary property operating expenses items are property taxes, insurance, property repairs and maintenance and bad debt expense.

Property Management Expenses - Property management expenses decreased $12,000 or 9%, to $116,000 for the three months ended March 31, 2011, compared to $128,000 for the three months ended March 31, 2010. The decrease was due to decreased rental income, as discussed above.

Depreciation and Amortization Expenses - Depreciation and amortization expenses remained relatively constant at $1.4 million during the three months ended March 31, 2011 and 2010, decreasing $12,000, or less than 1%.  The decrease was due to the impairment of one property in 2010, related to the bankruptcy of one tenant as discussed above.

Net Interest Expense – Net interest expense increased $234,000, or 13%, to $2.1 million for the three months ended March 31, 2011, compared to $1.9 million for the three months ended March 31, 2010.  The increase was primarily due to an increase in the weighted average interest rate on outstanding debt to 6.48% at March 31, 2011, compared to 6.02% at March 31, 2010, and an increase in amortization of deferred financing costs, which were due to the refinancing of certain mortgage notes payable in 2010 at higher interest rates.  The primary net interest expense items are interest expense, amortization of deferred financing costs, and interest income.

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

For all of these reasons, we believe FFO and MFFO, in addition to net income and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful in understanding the various ways in which our management evaluates the performance of our real estate portfolio over time.  However, not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful.  FFO and MFFO should not be considered as alternatives to net income or to cash flows from operating activities, and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs.  Neither the SEC, NAREIT, nor any other regulatory body has evaluated the acceptability of the exclusions contemplated to adjust FFO in order to calculate MFFO and its use as a non-GAAP financial performance measure.

Our calculation of FFO and MFFO, and reconciliation to net income, which is the most directly comparable GAAP financial measure, is presented in the table below for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
NET INCOME	$77	$417
Depreciation of real estate assets	909	921
Amortization of lease related costs	450	450
Funds and modified funds from operations (FFO and MFFO)	$1,436	$1,788

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•
In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of $34,000 and $48,000 during the three months ended March 31, 2011 and 2010, respectively.

•	Amortization of deferred financing costs totaled $139,000 and $75,000 during the three months ended March 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through net cash provided by operations.  As of March 31, 2011, we had one fixed rate note payable in the amount of $7.8 million maturing in June 2011.  The remaining $112.5 million of our outstanding debt has a weighted average remaining term of 4.4 years.  We are currently evaluating the possible financing or refinancing of the $7.8 million note payable maturing in June 2011.  If we are unable to finance or refinance any portion of the amount maturing, we expect to pay down any such amount through a combination of the use of net cash provided by operations, available borrowings under our revolving lines of credit, short-term borrowings from an affiliate of our advisor and/or the potential sale of certain properties, or we may elect to extend the maturity date of the loan in accordance with its hyper-amortization provisions.  If we are able to refinance our existing debt as it matures, it may be at rates and terms that are less favorable than our existing debt or, if we elect to extend the maturity date of the mortgage note in accordance with its hyper-amortization provisions, the interest rates charged to us will be higher, each of which may adversely affect our results of operations and the dividend rate we are able to pay to our investors.  As of March 31, 2011, we had $1.0 million of available borrowings under our revolving lines of credit.

Long-term Liquidity and Capital Resources

We expect to meet our long-term liquidity requirements through proceeds from available borrowings under our revolving lines of credit, secured or unsecured financings or refinancings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations.  We expect that our primary uses of capital will be for the payment of operating expenses, including debt service payments on our outstanding indebtedness, for the payment of tenant improvements, leasing commissions and repairs and maintenance, for the possible reinvestment of proceeds from the strategic sale of properties in replacement properties, and for the payment of distributions to our stockholders, including special distributions of the net proceeds from the sale of properties. We did not have any material commitments for capital or leasing expenditures outstanding as of March 31, 2011.

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

During the three months ended March 31, 2011, we paid distributions of $1.2 million, which were funded by cash flows from operations of $1.0 million and excess cash flows from operations from previous periods of $230,000.  During the three months ended March 31, 2010, we paid distributions of $1.8 million, which were funded by cash flows from operations of $1.5 million and excess cash flows from operations from previous periods of $270,000.

As of March 31, 2011, we had cash and cash equivalents of $836,000, which we expect to be used primarily to pay operating expenses, interest on our indebtedness and stockholder distributions.  In addition, we had restricted cash of $843,000 held by lenders in escrow accounts for tenant and capital improvements, leasing commissions, repairs and maintenance and other lender reserves for certain properties and $174,000 held by lenders in a lockbox account from which the monthly debt service payment will be disbursed to the lender and the excess funds will be disbursed to us.

As of March 31, 2011, we had $120.3 million of fixed rate debt outstanding, including $1.9 million that was outstanding under one of our revolving lines of credit.  The outstanding debt is subject to fixed interest rates ranging from 5.27% to 6.96%, with a weighted average interest rate of 6.48%, and matures on various dates from June 2011 through September 2017.  Our debt leverage ratio, which is the ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 60%, with a weighted average remaining term to maturity of 4.1 years.

Our contractual obligations are as follows (in thousands):

	Payments due by period(1)
		Less Than 1			More Than 5
	Total	Year	1-3 Years	4-5 Years	Years
Principal payments - notes payable	$118,379	$8,447	$3,915	$104,340	$1,677
Interest payments - notes payable	32,144	7,318	21,402	3,382	42
Principal payments - lines of credit	1,935	1,935	—	—	—
Interest payments - lines of credit	111	111	—	—	—
Total	$152,569	$17,811	$25,317	$107,722	$1,719

(1) The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

Cash Flow Analysis

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Operating Activities. Net cash provided by operating activities decreased $483,000, or 32%, to $1.0 million for the three months ended March 31, 2011, compared to $1.5 million for the three months ended March 31, 2010. The decrease was primarily due to a decrease in net income of $340,000 and an increase in rents and tenant receivables, offset by decreases in the change in accounts payable and accrued expenses and deferred rent. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities. Net cash used in investing activities was $145,000 for the three months ended March 31, 2011, compared to no cash used in investing activities for the three months ended March 31, 2010. The change was due to the deposit of cash into required lender reserve accounts in accordance with the respective loan agreements.

Financing Activities. Net cash used in financing activities decreased $853,000, or 38%, to $1.4 million for the three months ended March 31, 2011, compared to $2.3 million for the three months ended March 31, 2010. The decrease was primarily due to a decrease in distributions paid to investors.  The decrease was also due to the payment of loan deposits during the three months ended March 31, 2010, as compared to no payments of loan deposits during the three months ended March 31, 2011.

Election as a REIT

We are taxed as a REIT under the Internal Revenue Code of 1986, as amended. To maintain our qualification as a REIT, we must meet, and continue to meet, certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping.  As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed with regard to the dividends paid deduction excluding net capital gains).

If we fail to maintain our qualification as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to qualify as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to maintain our qualification for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying condensed consolidated unaudited financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying condensed consolidated unaudited financial statements.

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

A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2010, and our critical accounting policies have not changed during the three months ended March 31, 2011.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2010, and related notes thereto.

Commitments and Contingencies

We may be subject to certain commitments and contingencies with regard to certain transactions.  Refer to Note 5 of our condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q for further explanations.

Related-Party Transactions and Agreements

We have entered into agreements with Cole Advisors and its affiliates, whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, Cole Advisors or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, asset and property management fees, interest expense on affiliate lines of credit and reimbursement of certain operating costs.  See Note 6 of our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements, and fees.

New Accounting Pronouncements

There are no new accounting pronouncements that have been issued but not yet applied by us that we believe will have a material impact on our consolidated financial statements.

Off Balance Sheet Arrangements

As of March 31, 2011 and December 31, 2010, we had no off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2011, were effective in all material respects to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.               Legal Proceedings

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

Item 1A.            Risk Factors

Not required for a smaller reporting company.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered securities during the three months ended March 31, 2011. No shares were redeemed during the three months ended March 31, 2011.

Item 3.               Defaults Upon Senior Securities

No events occurred during the three months ended March 31, 2011 that would require a response to this item.

Item 4.               [Removed and Reserved]

Item 5.               Other Information

No events occurred during the three months ended March 31, 2011 that would require a response to this item.

Item 6.               Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Credit Property Trust, Inc.
(Registrant)
		By:	/s/ Simon J. Misselbrook
Simon J. Misselbrook
Vice President of Accounting
(Principal Accounting Officer)

Date:	May 10, 2011

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 2.1 of the Company’s Form 10-SB (File No. 000-51962), filed on May 1, 2006).
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 2.2 to the Company’s Form 10-SB (File No. 000-51962), filed on May 1, 2006).
31.1*	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
** In accordance with Item 601(b)(32) of Regulation S-K, this exhibit is not deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.  Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.