Form 10-Q
period 2011-06-30
Cole Credit Property Trust Inc
filed 2011-08-12
CIK 1289272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated file in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 11, 2011, there were 10,090,951 shares of common stock, par value of $0.01, of Cole Credit Property Trust, Inc. outstanding.

COLE CREDIT PROPERTY TRUST, INC.
INDEX

PART I
FINANCIAL INFORMATION
The accompanying condensed consolidated unaudited interim financial statements as of and for the three and six months ended June 30, 2011 have been prepared by Cole Credit Property Trust, Inc. (the “Company,” “we,” “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.
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

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(In thousands except share and per share amounts)

	June 30,	December 31,
	2011	2010
ASSETS
Investment in real estate assets:
Land	$54,233	$54,233
Buildings and improvements, less accumulated depreciation of $22,072 and $20,255, respectively	99,122	100,933
Acquired intangible lease assets, less accumulated amortization of $12,056 and $11,094, respectively	16,286	17,244

Total investment in real estate assets, net	169,641	172,410
Cash and cash equivalents	936	1,382
Restricted cash	1,011	872
Rents and tenant receivables, less allowance for doubtful accounts of $49	2,310	2,143
Prepaid expenses and other assets	6	77
Deferred financing costs, less accumulated amortization of $1,171 and $962, respectively	2,145	2,423

Total assets	$176,049	$179,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$118,225	$118,550
Lines of credit with affiliate	1,935	1,935
Accounts payable and accrued expenses	671	804
Due to affiliates	48	54
Acquired below market lease intangibles, less accumulated amortization of $1,307 and $1,208, respectively	890	989
Distributions payable	415	429
Deferred rent	288	660

Total liabilities	122,472	123,421

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 10,090,951 shares issued and outstanding	101	101
Capital in excess of par value	90,424	90,424
Accumulated distributions in excess of earnings	(36,948)	(34,639)

Total stockholders’ equity	53,577	55,886

Total liabilities and stockholders’ equity	$176,049	$179,307

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(In thousands except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Rental and other property income	$3,904	$3,941	$7,805	$7,887
Tenant reimbursement income	98	94	183	192

Total revenue	4,002	4,035	7,988	8,079

Expenses:
General and administrative expenses	130	150	303	297
Property operating expenses	162	139	333	264
Property management expenses	118	119	234	247
Depreciation	908	921	1,817	1,842
Amortization	451	451	901	901

Total operating expenses	1,769	1,780	3,588	3,551

Operating income	2,233	2,255	4,400	4,528

Other expense:
Interest expense, net	(2,117)	(2,173)	(4,207)	(4,025)
Loss on early extinguishment of debt	—	(254)	—	(259)

Total other expense	(2,117)	(2,427)	(4,207)	(4,284)

Net income (loss)	$116	$(172)	$193	$244

Weighted average number of common shares outstanding:
Basic and diluted	10,090,951	10,090,951	10,090,951	10,090,951

Net income (loss) per common share:
Basic and diluted	$0.01	$(0.02)	$0.02	$0.02

Distributions declared per common share:	$0.12	$0.12	$0.25	$0.28

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

				Accumulated
	Common Stock		Capital in	Distributions	Total
	Number of		Excess	in Excess of	Stockholders’
	Shares	Par Value	of Par Value	Earnings	Equity
Balance, January 1, 2011	10,090,951	$101	$90,424	$(34,639)	$55,886
Distributions	—	—	—	(2,502)	(2,502)
Net income	—	—	—	193	193

Balance, June 30, 2011	10,090,951	$101	$90,424	$(36,948)	$53,577

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$193	$244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,817	1,842
Amortization of intangible lease assets and below market lease intangibles, net	863	860
Amortization of deferred financing costs	278	199
Loss on early extinguishment of debt	—	259
Changes in assets and liabilities:
Rents and tenant receivables	(167)	157
Prepaid expenses and other assets	71	58
Accounts payable and accrued expenses	(133)	(198)
Deferred rent	(372)	(354)
Due to affiliates	(6)	7

Net cash provided by operating activities	2,544	3,074

Cash flows from investing activities:
Additions to real estate and related assets	(10)	—
Change in restricted cash	(139)	(407)

Net cash used in investing activities	(149)	(407)

Cash flows from financing activities:
Distributions to investors	(2,516)	(3,038)
Proceeds from notes payable	—	51,625
Repayment of notes payable and line of credit	(325)	(51,505)
Proceeds from line of credit with affiliates	—	1,935
Payment of loan deposits	—	(433)
Refund of loan deposits	—	433
Deferred financing costs paid	—	(2,170)
Payment of costs related to the early extinguishment of debt	—	(212)

Net cash used in financing activities	(2,841)	(3,365)

Net decrease in cash and cash equivalents	(446)	(698)
Cash and cash equivalents, beginning of period	1,382	1,907

Cash and cash equivalents, end of period	$936	$1,209

Supplemental Disclosures of Non-Cash Investing and Financing Activites:
Distributions declared and unpaid	$415	$415

Supplemental Cash Flow Disclosures:
Interest paid	$3,945	$3,798

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2011
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
As of June 30, 2011, the Company owned 42 properties comprising 1.0 million square feet of single-tenant retail and commercial space located in 19 states. As of June 30, 2011, these properties were 100% leased.
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

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2011
The Company continues to monitor one property with a book value of $4.1 million for which it has identified impairment indicators. For this property, the undiscounted future operating cash flows expected from the use of this property and its eventual disposition exceeded its carrying value as of June 30, 2011. Should the conditions related to this property, or any of our other properties change, the underlying assumptions used to determine the expected undiscounted future operating cash flows may change and adversely affect the recoverability of the carrying value related to such property. No impairment losses were recorded during the three and six months ended June 30, 2011 and 2010.
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
Restricted Cash
Included in restricted cash as of June 30, 2011, was $819,000 held by lenders in escrow accounts primarily for tenant and capital improvements, leasing commissions and repairs and maintenance for certain properties, in accordance with the respective lender’s loan agreement. In addition, as of June 30, 2011, the Company had $192,000 in restricted cash held by lenders in a lockbox account. As part of certain debt agreements discussed in Note 4, rents from the encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess funds are disbursed to the Company.
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
June 30, 2011
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
Notes payable and lines of credit — The fair value is estimated using a discounted cash flow technique based on estimated borrowing rates available to the Company as of June 30, 2011 and December 31, 2010. The estimated fair value of the notes payable and lines of credit with affiliate was $119.7 million and $1.9 million, respectively, as of June 30, 2011, as compared to the carrying value of $118.2 million and $1.9 million, respectively. The estimated fair value of the notes payable and line of credit with affiliate was $118.2 million and $1.9 million, respectively, as of December 31, 2010, as compared to the carrying value of $118.6 million and $1.9 million, respectively.
Considerable judgment is necessary to develop estimated fair values of certain financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.
NOTE 4 — NOTES PAYABLE AND LINES OF CREDIT
As of June 30, 2011, the Company had $120.2 million outstanding in mortgage notes payable and lines of credit borrowings, with fixed interest rates ranging from 5.27% to 8.68% and a weighted average interest rate of 6.61%, which mature on various dates from March 2012 through June 2031, with a weighted average remaining term of 5.2 years. Each of the mortgage notes payable and lines of credit are secured by the respective properties and their related leases on which the debt was placed. The mortgage notes and lines of credit are generally non-recourse to the Company and Cole OP I, but both are liable for customary non-recourse carve-outs. The mortgage notes and lines of credit are collateralized by all of the Company’s real estate assets. The mortgage notes payable and lines of credit contain customary default provisions and may generally be prepaid subject to meeting certain requirements and payment of a prepayment premium as specified in the respective loan or line of credit agreement. Generally, upon the occurrence of an event of default, interest on the mortgage notes will accrue at an annual default interest rate equal to the lesser of (a) the maximum rate permitted by applicable law, or (b) the then-current interest rate plus a percentage specified in the respective loan agreement. Certain mortgage notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth and debt service coverage ratios, in addition to limits on leverage ratios and variable rate debt. Based on the Company’s analysis and review of its results of operations and financial condition, as of June 30, 2011, the Company believes it was in compliance with the covenants of such mortgage notes payable.
During the three months ended June 30, 2011, the Company elected to extend the maturity date of one mortgage note totaling $7.8 million from June 2011 to June 2031, in accordance with the hyper-amortization provisions of the mortgage note. During the extended maturity period, the lender will apply 100% of the rents collected from the property collateralizing the note to the following items in the order indicated: (1) payment of accrued interest at the original fixed interest rate of 6.68%, (2) all payments for escrow or reserve accounts, (3) any operating expenses of the property pursuant to an approved annual budget and (4) any extraordinary operating or capital expenses. The balance of the rents collected will be applied to the following items in such order as the lender may determine: (1) any other amounts due in accordance with the loan document, (2) the reduction of the principal balance of the mortgage note, and (3) interest accrued at the “Revised Interest Rate” but not previously paid. As used herein, the Revised Interest Rate means an interest rate equal to the greater of (A) the initial fixed interest rate as stated in the loan agreement plus 2.0% per annum or (B) the then current Treasury Constant Maturity Yield Index plus 2.0% per annum. The Revised Interest Rate on the mortgage note during the extended maturity period is 8.68%.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2011
NOTE 5 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably likely to have a material effect on its results of operations or financial condition.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may be potentially liable for costs and damages related to environmental matters. The Company carries environmental liability insurance on its properties which provides limited coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and the Company is not aware of any other environmental condition that it believes will have a material effect on its results of operations or financial condition.
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
If Cole Advisors provides substantial services, as determined by the Company, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors a financing coordination fee equal to 1% of the amount available under such financing; provided, however, that Cole Advisors shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors received such a fee. Financing coordination fees payable on loan proceeds from permanent financing will be paid to Cole Advisors as the Company acquires such permanent financing. However, no fees will be paid on loan proceeds from any line of credit until such time as all net offering proceeds have been invested by the Company. No such fees were incurred by the Company during the three and six months ended June 30, 2011. During the three and six months ended June 30, 2010, the Company incurred $516,000 for such financing coordination fees.
The Company paid, and expects to continue to pay, Cole Realty Advisors, Inc. (“Cole Realty”), its affiliated property manager, fees for the management and leasing of the Company’s properties. Property management fees are equal to 3% of gross revenues, and leasing fees are at prevailing market rates, not to exceed the greater of $4.50 per square foot or 7.5% of the total lease obligation. During the three months ended June 30, 2011 and 2010, the Company incurred $118,000 and $119,000 for property management fees, respectively. During the six months ended June 30, 2011 and 2010, the Company incurred $234,000 and $247,000 for property management fees, respectively. As of June 30, 2011 and December 31, 2010, $39,000 and $45,000, respectively, of such costs had been incurred but not paid by the Company, and are included in due to affiliates on the condensed consolidated unaudited balance sheets.
Cole Realty, or its affiliates, also receives acquisition and advisory fees of up to 3% of the contract purchase price of each property. No such fees were incurred by the Company during the three and six months ended June 30, 2011 and 2010.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2011
The Company is obligated to pay Cole Advisors an annualized asset management fee of up to 0.25% of the aggregate asset value of the Company’s assets. Pursuant to a waiver of the fee by Cole Advisors, no asset management fees were incurred by the Company during the three and six months ended June 30, 2011 and 2010. The Company is not obligated to pay any amounts for such periods. However, Cole Advisors may elect to charge asset management fees in future periods up to the 0.25% fee.
If Cole Advisors, or its affiliates, provides a substantial amount of services, as determined by the Company, in connection with the sale of one or more properties, the Company will pay Cole Advisors an amount equal to 3% of the contract price of each asset sold. In no event will the combined disposition fee paid to Cole Advisors, its affiliates and unaffiliated third parties exceed the reasonable, customary and competitive amount for such services. In addition, after investors have received a return of their net capital contributions and a 7.5% annual cumulative, non-compounded return, then Cole Advisors is entitled to receive 20% of the remaining net sale proceeds. No such fees were incurred by the Company during the three and six months ended June 30, 2011 and 2010 relating to the sale of properties.
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
The Company may reimburse Cole Advisors for expenses it incurs in connection with its provision of administrative services, including related personnel costs. The Company does not reimburse for personnel costs in connection with services for which Cole Advisors receives acquisition fees or disposition fees. No such costs were incurred by the Company during the three and six months ended June 30, 2011 and 2010.
During the year ended December 31, 2010, the Company entered into two revolving line of credit agreements that provide for an aggregate of $2.9 million of available borrowings from Series C, LLC (“Series C”), which is an affiliate of Cole Advisors, on which the Company borrowed $1.9 million under one of the revolving lines of credit. No financing coordination fee was paid, or will be paid, to Cole Advisors or its affiliates in connection with these revolving lines of credit. The line of credit agreements bear a fixed interest rate of 5.75% and mature in March 2012. During the three months ended June 30, 2011 and 2010, the Company incurred $28,000 of interest expense related to the aforementioned lines of credit. During the six months ended June 30, 2011 and 2010, the Company incurred $56,000 and $28,000 of interest expense related to the aforementioned lines of credit, respectively. As of June 30, 2011 and December 31, 2010, $9,000 of such expense had been incurred but not paid by the Company, and is included in due to affiliates on the condensed consolidated unaudited balance sheets.
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

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2011
NOTE 8 — NEW ACCOUNTING PRONOUNCEMENT
In December 2010, FASB issued Accounting Standards Update (“ASU”) 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, (“ASU 2010-29”), which clarifies the manner in which pro forma disclosures are calculated and provides additional disclosure requirements regarding material nonrecurring adjustments recorded as a result of a business combination. ASU 2010-29 was effective for the Company beginning on January 1, 2011. The adoption of ASU 2010-29 has not had a material impact on the Company’s consolidated financial statements.
In May 2011, FASB issued ASU 2011-04, Fair Value Measurements and Disclosures (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, (“ASU 2011-04”), which converges guidance between GAAP and International Financial Reporting Standards (“IFRS”) on how to measure fair value and on what disclosures to provide about fair value measurements. ASU 2011-04 will become effective for the Company on January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010. The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust, Inc., and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.
Forward-Looking Statements
Except for historical information, this section contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussion and analysis of our financial condition and our subsidiaries, our anticipated capital expenditures, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” or other similar words are intended to identify forward-looking statements. All statements not based on historical fact are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or implied in the forward-looking statements.
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

As of June 30, 2011, we owned 42 properties, which were 100% leased, comprising 1.0 million square feet of single-tenant retail and commercial space located in 19 states. We do not anticipate acquiring any additional properties, unless we were to dispose of any of our properties in the ordinary course of business, in which case we would expect to reinvest the net sales proceeds in additional properties or distribute the net proceeds to our stockholders. We currently have no formal plans to dispose of any of our properties.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental and other property income accounted for 98% of total revenue during the three and six months ended June 30, 2011 and 2010. As 100% of our properties are under lease, with a weighted average remaining lease term of 9.7 years, our exposure to changes in commercial rental rates and contractual lease expirations is substantially mitigated, except for any vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant’s credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
As of June 30, 2011, the debt leverage ratio of our portfolio, which is the ratio of debt to total gross real estate assets net of gross intangible lease liabilities, was 60%. All of our debt is subject to fixed interest rates, ranging from 5.27% to 8.68%, with a weighted average remaining term of 5.2 years. As we have no outstanding variable rate debt, our exposure to short-term changes in interest rates is limited. However, we will be subject to changes in interest rates as we refinance our debt as it matures. See our contractual obligations table in the section captioned “Liquidity and Capital Resources — Long-term Liquidity and Capital Resources.”
Recent Market Conditions
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system. These disruptions severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. In 2010, the volume of mortgage lending for commercial real estate began increasing and lending terms improved; however, such lending activity is significantly less than previous levels. Although lending market conditions have improved, we have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance our debt at maturity. For properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. Additionally, if we are able to refinance our existing debt as it matures, it may be at lower leverage levels or at rates and terms which are less favorable than our existing debt or, if we elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, the interest rates charged to us will be higher, each of which may adversely affect our results of operations and the distribution rate we are able to pay to our investors. If we are required to sell any of our properties to meet our liquidity requirements or for any reason, such sale will result in lower rental revenue and may be at a price less than our acquisition price for the property, each of which would adversely impact our results of operations and the distribution rate we are able to pay our investors.
The economic downturn has led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets, causing higher tenant vacancies, declining rental rates and declining property values. Recently, the economy has improved and continues to show signs of recovery. Additionally, the real estate markets have recently observed an improvement in property values and occupancy and rental rates; however, in most markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of June 30, 2011, 100% of our rentable square feet was leased. However, if the recent improvements in economic conditions do not continue, we may experience vacancies or be required to further reduce rental rates on occupied space. If we do experience vacancies, our advisor will actively seek to lease our vacant space, however, such space may be leased at lower rental rates and for shorter lease terms than previously experienced. In addition, as many retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-lease a property may increase as a result.

Results of Operations
Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010
Revenue — Revenue remained relatively constant at $4.0 million for the three months ended June 30, 2011 and 2010, decreasing $33,000, or 1%. The decrease was primarily a result of a reduction of rental income relating to one tenant that declared bankruptcy in September 2010 and on March 28, 2011, entered into a new long-term lease agreement that provides for lower fixed monthly lease payments and potential percentage rent payments. Our revenue primarily consists of rental and other property income from net leased commercial properties, which accounted for 98% of total revenues during each of the three months ended June 30, 2011 and 2010.
General and Administrative Expenses — General and administrative expenses decreased $20,000, or 13%, to $130,000 for the three months ended June 30, 2011, compared to $150,000 for the three months ended June 30, 2010. The decrease was primarily due to decreased accounting fees. Our primary general and administrative expense items are state franchise and income taxes, transfer agent fees, legal and accounting fees and other licenses and fees.
Property Operating Expenses — Property operating expenses increased $23,000, or 17%, to $162,000 for the three months ended June 30, 2011, compared to $139,000 for the three months ended June 30, 2010. The increase was primarily due to an increase in non-reimbursable property taxes incurred by us during the three months ended June 30, 2011, related to the new long-term lease entered into with one tenant as discussed above, offset by a decrease in property repair and maintenance expenses. The primary property operating expenses items are property taxes, insurance, property repairs and maintenance, and bad debt expense.
Property Management Expenses — Property management expenses remained relatively constant, decreasing $1,000 or 1%, to $118,000 for the three months ended June 30, 2011, compared to $119,000 for the three months ended June 30, 2010. The decrease was primarily due to decreased rental income, as discussed above.
Depreciation and Amortization Expenses — Depreciation and amortization expenses remained relatively constant at $1.4 million during the three months ended June 30, 2011 and 2010, decreasing $13,000, or 1%. The decrease was due to a write down of the carrying amount of one property due to impairment in 2010.
Net Interest Expense — Net interest expense decreased $56,000, or 3%, to $2.1 million for the three months ended June 30, 2011, compared to $2.2 million for the three months ended June 30, 2010. The decrease was primarily due to monthly principal payments on amortizing mortgage notes payable. The primary net interest expense items are interest expense, amortization of deferred financing costs, and interest income.
Loss on Early Extinguishment of Debt — There was no loss on early extinguishment of debt for the three months ended June 30, 2011, compared to $254,000 loss on early extinguishment of debt for the three months ended June 30, 2010. The loss during the three months ended June 30, 2010 was due to the refinancing of 22 mortgage notes payable and one line of credit.
Results of Operations
Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010
Revenue — Revenue decreased $91,000, or 1%, to $8.0 million for the six months ended June 30, 2011, compared to $8.1 million for the six months ended June 30, 2010. The decrease was primarily a result of a reduction of rental income relating to short-term rent relief granted to one tenant that declared bankruptcy in September 2010 and a new long-term lease entered into with this tenant on March 28, 2011, that provides for lower monthly lease payments and potential percentage rent payments. Our revenue primarily consists of rental and other property income from net leased commercial properties, which accounted for 98% of total revenues during each of the six months ended June 30, 2011 and 2010.

General and Administrative Expenses — General and administrative expenses increased $6,000, or 2%, to $303,000 for the six months ended June 30, 2011, compared to $297,000 for the six months ended June 30, 2010. The increase was primarily due to an increase in transfer agent fees. Our primary general and administrative expense items are legal and accounting fees, state franchise and income taxes, transfer agent fees and other licenses and fees.
Property Operating Expenses — Property operating expenses increased $69,000, or 26%, to $333,000 for the six months ended June 30, 2011, compared to $264,000 for the six months ended June 30, 2010. The increase was primarily due to an increase in non-reimbursable property taxes incurred by us during the six months ended June 30, 2011, related to the rent relief granted to one tenant and the long-term lease entered into with that tenant, as discussed above. The primary property operating expenses items are property taxes, insurance, property repairs and maintenance, and bad debt expense.
Property Management Expenses — Property management expenses decreased $13,000 or 5%, to $234,000 for the six months ended June 30, 2011, compared to $247,000 for the six months ended June 30, 2010. The decrease was primarily due to decreased rental income, as discussed above.
Depreciation and Amortization Expenses — Depreciation and amortization expenses remained relatively constant at $2.7 million during the six months ended June 30, 2011 and 2010, decreasing $25,000, or 1%. The decrease was due to the write down of the carrying amount of one property due to impairment in 2010.
Net Interest Expense — Net interest expense increased $182,000, or 5%, to $4.2 million for the six months ended June 30, 2011, compared to $4.0 million for the six months ended June 30, 2010. The increase was primarily due to an increase in the weighted average interest rate on outstanding debt to 6.61% at June 30, 2011, compared to 6.48% at June 30, 2010, and an increase in amortization of deferred financing costs, which were incurred in the refinancing of certain mortgage notes payable in 2010 at higher interest rates. The primary net interest expense items are interest expense, amortization of deferred financing costs, and interest income.
Loss on Early Extinguishment of Debt — There was no loss on early extinguishment of debt for the six months ended June 30, 2011, compared to $259,000 loss on early extinguishment of debt for the six months ended June 30, 2010. The loss during the six months ended June 30, 2010 was due to the refinancing of 22 mortgage notes payable and one line of credit.
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
For all of these reasons, we believe FFO and MFFO, in addition to net income (loss) and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful in understanding the various ways in which our management evaluates the performance of our real estate portfolio over time. However, not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. FFO and MFFO should not be considered as alternatives to net income (loss) or to cash flows from operating activities, and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs. Neither the SEC, NAREIT, nor any other regulatory body has evaluated the acceptability of the exclusions contemplated to adjust FFO in order to calculate MFFO and its use as a non-GAAP financial performance measure.
Our calculation of FFO and MFFO, and reconciliation to net income (loss), which is the most directly comparable GAAP financial measure, is presented in the table below for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
NET INCOME (LOSS)	$116	$(172)	$193	$244
Depreciation of real estate assets	908	921	1,817	1,842
Amortization of lease related costs	451	451	901	901

Funds and modified funds from operations (FFO and MFFO)	$1,475	$1,200	$2,911	$2,987

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:
•	In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of $51,000 and $85,000 during the three and six months ended June 30, 2011, respectively, and $34,000 and $82,000 during the three and six months ended June 30, 2010, respectively

•	Amortization of deferred financing costs totaled $139,000 and $278,000 during the three and six months ended June 30, 2011, respectively, and $123,000 and $199,000 during the three and six months ended June 30, 2010, respectively.

•	Loss on the early extinguishment of debt totaled $254,000 and $259,000 during the three and six months ended June 30, 2010, respectively, each of which includes the write-off of $47,000 of unamortized deferred financing costs related to the refinanced mortgage notes payable during 2010. There were no losses on the early extinguishment of debt during the three and six months ended June 30, 2011.

Liquidity and Capital Resources
Short-term Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements through net cash provided by operations. As of June 30, 2011, we had one revolving line of credit outstanding from an affiliate of our advisor in the amount of $1.9 million maturing in March 2012. During the three months ended June 30, 2011, we elected to extend the maturity date of one mortgage note totaling $7.8 million from June 2011 to June 2031, as further described in Note 4 to our condensed consolidated unaudited financial statements. In accordance with the hyper-amortization provisions, the loan requires us to apply 100% of the rents received from the property securing the debt to pay interest due on the loan, reserves, if any, and principal reductions until such balance is paid in full through the extended maturity date, which will adversely affect our results of operations and may adversely impact the dividend rate that we are able to pay to our investors. We are currently evaluating the possible extension, financing, or refinancing of the $1.9 million revolving line of credit from an affiliate of our advisor maturing in March 2012. If we are unable to extend, finance, or refinance any portion of the amount maturing, we expect to pay down any such amount through a combination of the use of net cash provided by operations and/or the potential sale of certain properties. If we are able to refinance our existing debt as it matures, it may be at rates and terms that are less favorable than our existing debt, which may adversely affect our results of operations and the dividend rate we are able to pay to our investors.
Long-term Liquidity and Capital Resources
We expect to meet our long-term liquidity requirements through proceeds from available borrowings under our revolving lines of credit, secured or unsecured financings or refinancings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations. We expect that our primary uses of capital will be for the payment of operating expenses, including debt service payments on our outstanding indebtedness, for the payment of tenant improvements, leasing commissions and repairs and maintenance, for the possible reinvestment of proceeds from the strategic sale of properties in replacement properties, and for the payment of distributions to our stockholders, including special distributions of the net proceeds from the sale of properties. We did not have any material commitments for capital or leasing expenditures outstanding as of June 30, 2011.
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
During the six months ended June 30, 2011 and 2010, we paid distributions of $2.5 million and $3.0 million, respectively, which were funded entirely by cash flows from operations during such periods.
As of June 30, 2011, we had cash and cash equivalents of $936,000, which we expect to be used primarily to pay operating expenses, interest on our indebtedness and stockholder distributions. In addition, we had restricted cash of $819,000 held by lenders in escrow accounts for tenant and capital improvements, leasing commissions, repairs and maintenance and other lender reserves for certain properties, and $192,000 held by lenders in a lockbox account from which the monthly debt service payment will be disbursed to the lender and the excess funds will be disbursed to us.
As of June 30, 2011, we had $120.2 million of fixed rate debt outstanding, including $1.9 million that was outstanding under one of our revolving lines of credit. The outstanding debt is subject to fixed interest rates ranging from 5.27% to 8.68%, with a weighted average interest rate of 6.61%, and matures on various dates from March 2012 through June 2031. Our debt leverage ratio, which is the ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 60%, with a weighted average remaining term to maturity of 5.2 years.

Our contractual obligations are as follows (in thousands):

	Payments due by period(1)
		Less Than 1			More Than 5
	Total	Year	1-3 Years	4-5 Years	Years
Principal payments — notes payable	$118,225	$655	$53,631	$54,462	$9,477
Interest payments — notes payable	43,910	7,884	22,793	3,636	9,597
Principal payments — lines of credit	1,935	1,935	—	—	—
Interest payments — lines of credit	85	85	—	—	—

Total	$164,155	$10,559	$76,424	$58,098	$19,074

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.
Cash Flow Analysis
Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010
Operating Activities. Net cash provided by operating activities decreased $530,000, or 17%, to $2.5 million for the six months ended June 30, 2011, compared to $3.1 million for the six months ended June 30, 2010. The decrease was primarily due to an increase in rents and tenant receivables, in addition to the loss on early extinguishment of debt during the six months ended June 30, 2010, as compared to no loss on early extinguishment of debt during the six months ended June 30, 2011. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased $258,000, or 63%, to $149,000 for the six months ended June 30, 2011, compared to $407,000 for the six months ended June 30, 2010. The change was due to a decrease in the change of cash deposited into required lender reserve accounts in accordance with the respective loan agreements.
Financing Activities. Net cash used in financing activities decreased $524,000, or 16%, to $2.8 million for the six months ended June 30, 2011, compared to $3.4 million for the six months ended June 30, 2010. The decrease was due to a decrease in distributions paid to investors, in addition to the payment of deferred financing costs during the six months ended June 30, 2010, as compared to no payments of deferred financing costs during the six months ended June 30, 2011.
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
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2010, and our critical accounting policies have not changed during the six months ended June 30, 2011. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2010, and related notes thereto.
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
Off Balance Sheet Arrangements
As of June 30, 2011 and December 31, 2010, we had no off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not required for a smaller reporting company.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2011, were effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We did not sell any unregistered securities during the three months ended June 30, 2011. No shares were redeemed during the three months ended June 30, 2011.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended June 30, 2011 that would require a response to this item.

Item 4.	[Removed and Reserved]

Item 5.	Other Information
No events occurred during the three months ended June 30, 2011 that would require a response to this item.

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
Simon J. Misselbrook
Vice President of Accounting (Principal Accounting Officer)

Date: August 11, 2011

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 2.1 of the Company’s Form 10-SB (File No. 000-51962), filed on May 1, 2006).
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 2.2 to the Company’s Form 10-SB (File No. 000-51962), filed on May 1, 2006).
31.1*	Certification of the Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema Document.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	In accordance with Item 601(b)(32) of Regulation S-K, this exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

***	XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 as amended, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.