Form 10-Q
period 2011-09-30
Cole Credit Property Trust Inc
filed 2011-11-14
CIK 1289272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 10, 2011, there were 10,090,951 shares of common stock, par value of $0.01, of Cole Credit Property Trust, Inc. outstanding.

COLE CREDIT PROPERTY TRUST, INC.
INDEX

PART I
FINANCIAL INFORMATION
The accompanying condensed consolidated unaudited interim financial statements as of and for the three and nine months ended September 30, 2011 have been prepared by Cole Credit Property Trust, Inc. (the “Company,” “we,” “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.
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

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
 (In thousands except share and per share amounts)

	September 30,	December 31,
	2011	2010
ASSETS
Investment in real estate assets:
Land	$54,233	$54,233
Buildings and improvements, less accumulated depreciation of $22,981 and $20,255, respectively	98,232	100,933
Acquired intangible lease assets, less accumulated amortization of $12,536 and $11,094, respectively	15,806	17,244

Total investment in real estate assets, net	168,271	172,410
Cash and cash equivalents	874	1,382
Restricted cash	1,307	872
Rents and tenant receivables, less allowance for doubtful accounts of $0 and $49, respectively	2,408	2,143
Prepaid expenses and other assets	129	77
Deferred financing costs, less accumulated amortization of $1,307 and $962, respectively	2,008	2,423

Total assets	$174,997	$179,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$118,029	$118,550
Lines of credit with affiliate	1,935	1,935
Accounts payable and accrued expenses	867	804
Due to affiliates	48	54
Acquired below market lease intangibles, less accumulated amortization of $1,357 and $1,208, respectively	840	989
Distributions payable	415	429
Deferred rental income	567	660

Total liabilities	122,701	123,421

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 10,090,951 shares issued and outstanding	101	101
Capital in excess of par value	90,424	90,424
Accumulated distributions in excess of earnings	(38,229)	(34,639)

Total stockholders’ equity	52,296	55,886

Total liabilities and stockholders’ equity	$174,997	$179,307

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
 (In thousands except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Rental and other property income	$3,901	$3,956	$11,706	$11,843
Tenant reimbursement income	97	101	280	293

Total revenue	3,998	4,057	11,986	12,136

Expenses:
General and administrative expenses	182	152	485	449
Property operating expenses	181	390	514	654
Property management expenses	117	115	351	362
Depreciation	909	922	2,726	2,764
Amortization	450	450	1,351	1,351
Impairment of real estate assets	—	2,835	—	2,835

Total operating expenses	1,839	4,864	5,427	8,415

Operating income	2,159	(807)	6,559	3,721

Other expense:
Interest expense, net	(2,168)	(2,129)	(6,375)	(6,154)
Loss on early extinguishment of debt	—	—	—	(259)

Total other expense	(2,168)	(2,129)	(6,375)	(6,413)

Net (loss) income	$(9)	$(2,936)	$184	$(2,692)

Weighted average number of common shares outstanding:
Basic and diluted	10,090,951	10,090,951	10,090,951	10,090,951

Net (loss) income per common share:
Basic and diluted	$(0.00)	$(0.29)	$0.02	$(0.27)

Distributions declared per common share:	$0.13	$0.13	$0.37	$0.41

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
 (In thousands, except share amounts)

				Accumulated
	Common Stock		Capital in	Distributions	Total
	Number of		Excess	in Excess of	Stockholders’
	Shares	Par Value	of Par Value	Earnings	Equity
Balance, January 1, 2011	10,090,951	$101	$90,424	$(34,639)	$55,886
Distributions to investors	—	—	—	(3,774)	(3,774)
Net income	—	—	—	184	184

Balance, September 30, 2011	10,090,951	$101	$90,424	$(38,229)	$52,296

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
 (In thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$184	$(2,692)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,726	2,764
Amortization of intangible lease assets and below market lease intangibles, net	1,293	1,260
Amortization of deferred financing costs	415	337
Bad debt expense	—	200
Loss on early extinguishment of debt	—	259
Impairment of real estate assets	—	2,835
Changes in assets and liabilities:
Rents and tenant receivables	(265)	(24)
Prepaid expenses and other assets	(52)	(39)
Accounts payable and accrued expenses	44	(27)
Deferred rental income and other liabilities	(93)	(444)
Due to affiliates	(6)	7

Net cash provided by operating activities	4,246	4,436

Cash flows from investing activities:
Additions to real estate and related assets	(10)	(81)
Change in restricted cash	(435)	(727)

Net cash used in investing activities	(445)	(808)

Cash flows from financing activities:
Distributions to investors	(3,788)	(4,309)
Proceeds from notes payable	—	51,625
Repayment of notes payable and line of credit	(521)	(51,653)
Proceeds from line of credit with affiliates	—	1,935
Payment of loan deposits	—	(433)
Refund of loan deposits	—	433
Deferred financing costs paid	—	(2,177)
Payment of costs related to the early extinguishment of debt	—	(212)

Net cash used in financing activities	(4,309)	(4,791)

Net decrease in cash and cash equivalents	(508)	(1,163)
Cash and cash equivalents, beginning of period	1,382	1,907

Cash and cash equivalents, end of period	$874	$744

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$415	$415
Accrued capital expenditures	$19	$—
Supplemental Cash Flow Disclosures:
Interest paid	$5,977	$5,799
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2011
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
As of September 30, 2011, the Company owned 42 properties comprising 1.0 million square feet of single-tenant retail and commercial space located in 19 states. As of September 30, 2011, these properties were 100% leased.
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
Valuation of Real Estate and Related Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the Company’s use of the assets and the eventual disposition of such assets. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate and related intangible assets to their respective fair values and recognize an impairment loss.
The Company continues to monitor one property with a book value of $4.1 million for which it has identified impairment indicators. For this property, the undiscounted future operating cash flows expected from the use of this property and its eventual disposition exceeded its carrying value as of September 30, 2011. Should the conditions related to this, or any of the Company’s other properties change, the underlying assumptions used to determine the expected undiscounted future operating cash flows may change and adversely affect the recoverability of the carrying value related to such property. No impairment losses were recorded during the three and nine months ended September 30, 2011. The company recorded an impairment loss of $2.8 million during the three and nine months ended September 30, 2010.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2011
Projections of expected future cash flows require the Company to use estimates such as future market rental income rates subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in the future cash flow analysis could result in a different determination of the property’s future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the fair value of the Company’s real estate and related assets.
When a property is identified as held for sale, the Company will cease depreciation and amortization of the asset and liabilities related to the property and estimate the sales price, net of selling costs. If, in the Company’s opinion, the expected net sales price of the property is less than the carrying value of the property, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property, net of selling costs.
Restricted Cash
Included in restricted cash as of September 30, 2011, was $1.1 million held by lenders in escrow accounts primarily for tenant and capital improvements, leasing commissions and repairs and maintenance for certain properties, in accordance with the respective lender’s loan agreement. In addition, as of September 30, 2011, the Company had $164,000 in restricted cash held by lenders in a lockbox account. As part of certain debt agreements discussed in Note 4, rents from the encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess funds are disbursed to the Company.
Redemptions of Common Stock
In accordance with the Company’s share redemption program, the purchase price paid for redeemed shares will equal the lesser of (1) the price actually paid for those shares or (2) either (i) $8.50 per share or (ii) 90.0% of the net asset value per share as determined by the Company’s board of directors. Therefore, the share redemption price would be $6.89 per share based on the most recently disclosed estimated value of $7.65 per share as determined by the Company’s board of directors, as of December 31, 2010. However, the Company’s share redemption program provides that the Company’s board of directors must determine at the beginning of each fiscal year the maximum amount of shares that the Company may redeem during that year. The Company’s board of directors determined that no amounts were to be made available for redemption during the year ending December 31, 2011.
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
Notes payable and lines of credit — The fair value is estimated using a discounted cash flow technique based on estimated borrowing rates available to the Company as of September 30, 2011 and December 31, 2010. The estimated fair value of the notes payable and lines of credit with affiliate was $119.8 million and $1.9 million, respectively, as of September 30, 2011, as compared to the carrying value of $118.0 million and $1.9 million, respectively. The estimated fair value of the notes payable and the line of credit with affiliate was $118.2 million and $1.9 million, respectively, as of December 31, 2010, as compared to the carrying value of $118.6 million and $1.9 million, respectively.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2011
Considerable judgment is necessary to develop estimated fair values of certain financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.
NOTE 4 — NOTES PAYABLE AND LINES OF CREDIT
As of September 30, 2011, the Company had $120.0 million outstanding in mortgage notes payable and lines of credit borrowings, with fixed interest rates ranging from 5.27% to 8.68% and a weighted average interest rate of 6.60%, which mature on various dates from March 2012 through June 2031, with a weighted average remaining term of 4.9 years. The mortgage notes payable and lines of credit are each secured by the respective properties and their related leases on which the debt was placed. The mortgage notes and lines of credit are generally non-recourse to the Company and Cole OP I, but both are liable for customary non-recourse carve-outs. The mortgage notes and lines of credit are collateralized by all of the Company’s real estate assets. The mortgage notes payable and lines of credit contain customary default provisions and may generally be prepaid subject to meeting certain requirements and payment of a prepayment premium as specified in the respective loan or line of credit agreement. Generally, upon the occurrence of an event of default, interest on the mortgage notes will accrue at an annual default interest rate equal to the lesser of (a) the maximum rate permitted by applicable law, or (b) the then-current interest rate plus a percentage specified in the respective loan agreement. Certain mortgage notes payable contain customary affirmative, negative and financial covenants, including requirements for minimum net worth and debt service coverage ratios, in addition to limits on leverage ratios and variable rate debt. Based on the Company’s analysis and review of its results and related requirements as of September 30, 2011, the Company believes it was in compliance with the covenants of such mortgage notes payable.
During the nine months ended September 30, 2011, the Company elected to extend the maturity date of one mortgage note totaling $7.8 million from June 2011 to June 2031, in accordance with the hyper-amortization provisions of the mortgage note. During the extended maturity period, the lender will apply 100% of the rents collected from the property collateralizing the note to the following items in the order indicated: (1) payment of accrued interest at the original fixed interest rate of 6.68%, (2) all payments for escrow or reserve accounts, (3) any operating expenses of the property pursuant to an approved annual budget and (4) any extraordinary operating or capital expenses. The balance of the rents collected will be applied to the following items in such order as the lender may determine: (1) any other amounts due in accordance with the loan document, (2) the reduction of the principal balance of the mortgage note, and (3) interest accrued at the “Revised Interest Rate” but not previously paid. As used herein, the Revised Interest Rate means an interest rate equal to the greater of (A) the initial fixed interest rate as stated in the loan agreement plus 2.0% per annum or (B) the then current Treasury Constant Maturity Yield Index plus 2.0% per annum. The Revised Interest Rate on the mortgage note during the extended maturity period is 8.68%.
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
September 30, 2011
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
If Cole Advisors provides substantial services, as determined by the Company, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors a financing coordination fee equal to 1% of the amount available under such financing; provided, however, that Cole Advisors shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors received such a fee. Financing coordination fees payable on loan proceeds from permanent financing will be paid to Cole Advisors as the Company acquires such permanent financing. However, no fees will be paid on loan proceeds from any line of credit until such time as all net offering proceeds have been invested by the Company. No such fees were incurred by the Company during the three months ended September 30, 2011 or 2010 and during the nine months ended September 30, 2011. During the nine months ended September 30, 2010, the Company incurred $516,000 for such financing coordination fees.
The Company paid, and expects to continue to pay, Cole Realty Advisors, Inc. (“Cole Realty”), its affiliated property manager, fees for the management and leasing of the Company’s properties. Property management fees are equal to 3% of gross revenues, and leasing fees are at prevailing market rates, not to exceed the greater of $4.50 per square foot or 7.5% of the total lease obligation. During the three months ended September 30, 2011 and 2010, the Company incurred $117,000 and $115,000 for property management fees, respectively. During the nine months ended September 30, 2011 and 2010, the Company incurred $351,000 and $362,000 for property management fees, respectively. As of September 30, 2011 and December 31, 2010, $39,000 and $45,000, respectively, of such costs had been incurred but not paid by the Company, and are included in due to affiliates on the condensed consolidated unaudited balance sheets.
Cole Realty, or its affiliates, also receives acquisition and advisory fees of up to 3% of the contract purchase price of each property. No such fees were incurred by the Company during the three and nine months ended September 30, 2011 and 2010.
The Company is obligated to pay Cole Advisors an annualized asset management fee of up to 0.25% of the aggregate asset value of the Company’s assets. Pursuant to a waiver of the fee by Cole Advisors, no asset management fees were incurred by the Company during the three and nine months ended September 30, 2011 and 2010. The Company is not obligated to pay any amounts for such periods. However, Cole Advisors may elect to charge asset management fees in future periods up to the 0.25% fee.
If Cole Advisors, or its affiliates, provides a substantial amount of services, as determined by the Company, in connection with the sale of one or more properties, the Company will pay Cole Advisors an amount equal to 3% of the contract price of each asset sold. In no event will the combined disposition fee paid to Cole Advisors, its affiliates and unaffiliated third parties exceed the reasonable, customary and competitive amount for such services. In addition, after investors have received a return of their net capital contributions and a 7.5% annual cumulative, non-compounded return, then Cole Advisors is entitled to receive 20% of the remaining net sale proceeds. No such fees were incurred by the Company during the three and nine months ended September 30, 2011 and 2010 relating to the sale of properties.
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

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2011
The Company may reimburse Cole Advisors for expenses it incurs in connection with its provision of administrative services, including related personnel costs. The Company does not reimburse for personnel costs in connection with services for which Cole Advisors receives acquisition fees or disposition fees. No such costs were incurred by the Company during the three and nine months ended September 30, 2011 and 2010.
During the year ended December 31, 2010, the Company entered into two revolving line of credit agreements that provide for an aggregate of $2.9 million of available borrowings from Series C, LLC (“Series C”), which is an affiliate of Cole Advisors, on which the Company borrowed $1.9 million under one of the revolving lines of credit. No financing coordination fee was paid, or will be paid, to Cole Advisors or its affiliates in connection with these revolving lines of credit. The line of credit agreements bear a fixed interest rate of 5.75% and mature in March 2012. During the three months ended September 30, 2011 and 2010, the Company incurred $28,000 of interest expense related to the aforementioned lines of credit. During the nine months ended September 30, 2011 and 2010, the Company incurred $84,000 and $57,000 of interest expense related to the aforementioned lines of credit, respectively. As of September 30, 2011 and December 31, 2010, $9,000 of such expense had been incurred but not paid by the Company, and is included in due to affiliates on the condensed consolidated unaudited balance sheets.
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
As of September 30, 2011, we owned 42 properties, which were 100% leased, comprising 1.0 million square feet of single-tenant retail and commercial space located in 19 states. We do not anticipate acquiring any additional properties, unless we were to dispose of any of our properties in the ordinary course of business, in which case we would expect to reinvest the net sales proceeds in additional properties, or use net sales proceeds to pay down existing debt, or distribute the net proceeds to our stockholders.

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental and other property income accounted for 98% of total revenue during the three and nine months ended September 30, 2011 and 2010. As 100% of our properties are under lease, with a weighted average remaining lease term of 9.5 years, our exposure to changes in commercial rental rates and contractual lease expirations is substantially mitigated, except for any vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant’s credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
As of September 30, 2011, the debt leverage ratio of our portfolio, which is the ratio of debt to total gross real estate assets net of gross intangible lease liabilities, was 60%. All of our debt is subject to fixed interest rates, ranging from 5.27% to 8.68%, with a weighted average remaining term of 4.9 years. As we have no outstanding variable rate debt, our exposure to short-term changes in interest rates is limited. However, we will be subject to changes in interest rates as we refinance our debt as it matures. See our contractual obligations table in the section captioned “Liquidity and Capital Resources — Long-term Liquidity and Capital Resources.”
Recent Market Conditions
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. In 2010, the volume of mortgage lending for commercial real estate began increasing and lending terms improved; however, such lending activity continues to be significantly less than previous levels. Although lending market conditions have improved, certain factors continue to negatively affect the lending environment, including the sovereign credit issues of certain countries in the European Union. We have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance our debt at maturity. For properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. Additionally, if we are able to refinance our existing debt as it matures, it may be at lower leverage levels or at rates and terms which are less favorable than our existing debt or, if we elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, the interest rates charged to us will be higher, each of which may adversely affect our results of operations and the distribution rate we are able to pay to our investors. If we are required to sell any of our properties to meet our liquidity requirements or for any reason, such sale will result in lower rental revenue and may be at a price less than our acquisition price for the property, each of which would adversely impact our results of operations and the distribution rate we are able to pay our investors.
The economic downturn has led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets, causing higher tenant vacancies, declining rental rates and declining property values. Recently, the economy has improved and continues to show signs of recovery. Additionally, the real estate markets have observed an improvement in property values and occupancy and rental rates; however, in most markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of September 30, 2011, 100% of our rentable square feet was leased. However, if the recent improvements in economic conditions do not continue, we may experience vacancies or be required to further reduce rental rates on occupied space. If we do experience vacancies, our advisor will actively seek to lease our vacant space, however, such space may be leased at lower rental rates and for shorter lease terms than previously experienced. In addition, as many retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-lease a property may increase as a result.

Results of Operations
Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010
Revenue — Revenue remained relatively constant at $4.0 million and $4.1 million for the three months ended September 30, 2011 and 2010, respectively, decreasing $59,000, or 1%. The decrease was primarily a result of a reduction in rental income relating to short-term rent relief granted to one tenant that declared bankruptcy in September 2010 and a new long-term lease entered into with such tenant on March 28, 2011 that provides for lower monthly lease payments and potential percentage rent payments. Our revenue primarily consists of rental and other property income from net leased commercial properties, which accounted for 98% of total revenues during each of the three months ended September 30, 2011 and 2010.
General and Administrative Expenses — General and administrative expenses increased $30,000, or 20%, to $182,000 for the three months ended September 30, 2011, compared to $152,000 for the three months ended September 30, 2010. The increase was primarily due to increased state franchise and income taxes. Our primary general and administrative expense items are legal and accounting fees, state franchise and income taxes, other licenses and fees and transfer agent fees.
Property Operating Expenses — Property operating expenses decreased $209,000, or 54%, to $181,000 for the three months ended September 30, 2011, compared to $390,000 for the three months ended September 30, 2010. The decrease was primarily due to a decrease in both bad debt expense and the amount of non-reimbursable property taxes incurred during the three months ended September 30, 2011, related to the new long term lease entered into with one tenant in September 2010, as discussed above. The primary property operating expenses items are property taxes, insurance and property repairs and maintenance.
Property Management Expenses — Property management expenses remained relatively constant, increasing $2,000 or 2%, to $117,000 for the three months ended September 30, 2011, compared to $115,000 for the three months ended September 30, 2010.
Depreciation and Amortization Expenses — Depreciation and amortization expenses remained relatively constant at $1.4 million during the three months ended September 30, 2011 and 2010, decreasing $13,000, or 1%. The decrease was due to a write down of the carrying amount of one property due to impairment in 2010.
Impairment of Real Estate Assets — There was no impairment of real estate assets for the three months ended September 30, 2011, as compared to an impairment of $2.8 million for the three months ended September 30, 2010. The impairment during the three months ended September 30, 2010 related to the bankruptcy of one tenant, as discussed above.
Net Interest Expense — Net interest expense increased $39,000, or 2%, to $2.2 million for the three months ended September 30, 2011, compared to $2.1 million for the three months ended September 30, 2010. The increase was primarily due to the Company electing to extend the maturity date of one mortgage note totaling $7.8 million in June 2011, and as a result, the interest rate on the mortgage note increased by 2.0% per annum in accordance with the hyper-amortization provision of the mortgage note. The primary net interest expense items are interest expense, amortization of deferred financing costs, and interest income.
Results of Operations
Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010
Revenue — Revenue decreased $150,000, or 1%, to $12.0 million for the nine months ended September 30, 2011, compared to $12.1 million for the nine months ended September 30, 2010. The decrease was primarily a result of a reduction in rental income relating to short-term rent relief granted to one tenant that declared bankruptcy in September 2010 and a new long-term lease entered into with such tenant on March 28, 2011 that provides for lower monthly lease payments and potential percentage rent payments. Our revenue primarily consists of rental and other property income from net leased commercial properties, which accounted for 98% of total revenues during each of the nine months ended September 30, 2011 and 2010.

General and Administrative Expenses — General and administrative expenses increased $36,000, or 8%, to $485,000 for the nine months ended September 30, 2011, compared to $449,000 for the nine months ended September 30, 2010. The increase was primarily due to an increase in accounting fees and state franchise and income taxes. Our primary general and administrative expense items are legal and accounting fees, state franchise and income taxes, transfer agent fees and other licenses and fees.
Property Operating Expenses — Property operating expenses decreased $140,000, or 21%, to $514,000 for the nine months ended September 30, 2011, compared to $654,000 for the nine months ended September 30, 2010. The decrease was primarily due to a decrease in both bad debt expense and the amount of non-reimbursable property taxes incurred during the nine months ended September 30, 2011, related to the new long term lease entered into with one tenant in September 2010, as discussed above. The primary property operating expenses items are property taxes, insurance and property repairs and maintenance.
Property Management Expenses — Property management expenses decreased $11,000 or 3%, to $351,000 for the nine months ended September 30, 2011, compared to $362,000 for the nine months ended September 30, 2010. The decrease was primarily due to decreased rental income, as discussed above.
Depreciation and Amortization Expenses — Depreciation and amortization expenses remained relatively constant at $4.1 million during the nine months ended September 30, 2011 and 2010, decreasing $38,000, or 1%. The decrease was due to the write down of the carrying amount of one property due to impairment in 2010.
Impairment of Real Estate Assets — There was no impairment of real estate assets for the nine months ended September 30, 2011, as compared to an impairment of $2.8 million for the nine months ended September 30, 2011. The impairment during the nine months ended September 30, 2011 related to the bankruptcy of one tenant, as discussed above.
Net Interest Expense — Net interest expense increased $221,000, or 4%, to $6.4 million for the nine months ended September 30, 2011, compared to $6.2 million for the nine months ended September 30, 2010. The increase was primarily due to an increase in the weighted average interest rate on outstanding debt to 6.60% at September 30, 2011, compared to 6.48% at September 30, 2010, and an increase in amortization of deferred financing costs, which were incurred in the refinancing of certain mortgage notes payable in 2010 at higher interest rates. The primary net interest expense items are interest expense and amortization of deferred financing costs.
Loss on Early Extinguishment of Debt — There was no loss on early extinguishment of debt for the nine months ended September 30, 2011, compared to $259,000 loss on early extinguishment of debt for the nine months ended September 30, 2010. The loss during the nine months ended September 30, 2010 was due to the refinancing of 22 mortgage notes payable and one line of credit.
Funds From Operations and Modified Funds From Operations
Funds from Operations (“FFO”) is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and widely recognized by investors and analysts as one measure of operating performance of a real estate company. FFO excludes items such as real estate depreciation and amortization, real estate impairment charges and gains and losses on the sale of real estate assets. Depreciation and amortization as applied in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for real estate companies by using the historical cost accounting method alone is insufficient. FFO also excludes gains and losses from the sale of real estate, which we believe provides management and investors with a helpful additional measure of the historical performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs. In addition, FFO excludes real estate impairment charges on depreciable real estate, which are required to be expensed in accordance with GAAP. Impairment charges are items that management does not include in its evaluation of the historical operating performance of its real estate investments, as management believes that the impact of these items will be reflected over time through changes in rental income or other related costs. We compute FFO in accordance with NAREIT’s definition.

For all of these reasons, we believe FFO, in addition to net (loss) income and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful in understanding the various ways in which our management evaluates the performance of our real estate portfolio over time. However, not all REITs calculate FFO the same way, so comparisons with other REITs may not be meaningful. FFO should not be considered an alternative to net (loss) income or to cash flows from operating activities, and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs.
Our calculation of FFO and reconciliation to net (loss) income, which is the most directly comparable GAAP financial measure, is presented in the table below for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
NET (LOSS) INCOME	$(9)	$(2,936)	$184	$(2,692)
Depreciation of real estate assets	909	922	2,726	2,764
Amortization of lease related costs	450	450	1,351	1,351
Impairment of real estate assets	—	2,835	—	2,835

Funds from operations (FFO)	$1,350	$1,271	$4,261	$4,258

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:
•	In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of $25,000 and $110,000 during the three and nine months ended September 30, 2011, respectively, and $34,000 and $116,000 during the three and nine months ended September 30, 2010, respectively.

•	Amortization of deferred financing costs totaled $137,000 and $415,000 during the three and nine months ended September 30, 2011, respectively, and $140,000 and $337,000 during the three and nine months ended September 30, 2010, respectively.

•	Loss on the early extinguishment of debt totaled $259,000 during the nine months ended September 30, 2010, which includes the write-off of $47,000 of unamortized deferred financing costs related to the refinanced mortgage notes payable during 2010. There were no losses on the early extinguishment of debt during the three months ended September 30, 2011 and 2010 and during the nine months ended September 30, 2011.
Liquidity and Capital Resources
Short-term Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements through net cash provided by operations. As of September 30, 2011, we had one revolving line of credit outstanding from an affiliate of our advisor in the amount of $1.9 million maturing in March 2012. During the nine months ended September 30, 2011, we elected to extend the maturity date of one mortgage note totaling $7.8 million from June 2011 to June 2031, as further described in Note 4 to our condensed consolidated unaudited financial statements. In accordance with the hyper-amortization provisions, the loan requires us to apply 100% of the rents received from the property securing the debt to pay interest due on the loan, reserves, if any, and principal reductions until such balance is paid in full through the extended maturity date, which will adversely affect our results of operations and may adversely impact the dividend rate that we are able to pay to our investors. We are currently evaluating the possible extension, financing, or refinancing of the $1.9 million revolving line of credit from an affiliate of our advisor maturing in March 2012. If we are unable to extend, finance, or refinance any portion of the amount maturing, we expect to pay down any such amount through a combination of the use of net cash provided by operations and/or the potential sale of certain properties. If we are able to refinance our existing debt as it matures, it may be at rates and terms that are less favorable than our existing debt, which may adversely affect our results of operations and the dividend rate we are able to pay to our investors.

Long-term Liquidity and Capital Resources
We expect to meet our long-term liquidity requirements through proceeds from available borrowings under our revolving lines of credit, secured or unsecured financings or refinancings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations. We expect that our primary uses of capital will be for the payment of operating expenses, including debt service payments and debt maturities on our outstanding indebtedness, for the payment of tenant improvements, leasing commissions and repairs and maintenance, for the possible reinvestment of proceeds from the strategic sale of properties in replacement properties, and for the payment of distributions to our stockholders, including special distributions of the net proceeds from the sale of properties. We did not have any material commitments for capital or leasing expenditures outstanding as of September 30, 2011.
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
During the nine months ended September 30, 2011 and 2010, we paid distributions of $3.8 million and $4.3 million, respectively, which were funded entirely by cash flows from operations during such periods.
As of September 30, 2011, we had cash and cash equivalents of $874,000, which we expect to be used primarily to pay operating expenses, interest and principal payments on our indebtedness and stockholder distributions. In addition, we had restricted cash of $1.1 million held by lenders in escrow accounts for tenant and capital improvements, leasing commissions, repairs and maintenance and other lender reserves for certain properties, and $164,000 held by lenders in a lockbox account from which the monthly debt service payment will be disbursed to the lender and the excess funds will be disbursed to us.
As of September 30, 2011, we had $118.0 million of fixed rate debt outstanding, including $1.9 million that was outstanding under one of our revolving lines of credit. The outstanding debt is subject to fixed interest rates ranging from 5.27% to 8.68%, with a weighted average interest rate of 6.60%, and matures on various dates from March 2012 through June 2031. Our debt leverage ratio, which is the ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 60%, with a weighted average remaining term to maturity of 4.9 years.
Our contractual obligations are as follows (in thousands):

	Payments due by period(1)
		Less Than 1			More Than 5
	Total	Year	1-3 Years	4-5 Years	Years
Principal payments - notes payable	$118,029	$1,144	$78,277	$34,488	$4,120
Interest payments — notes payable	32,544	7,864	21,327	2,502	851
Principal payments - lines of credit	1,935	1,935	—	—	—
Interest payments — lines of credit	57	57	—	—	—

Total	$152,565	$11,000	$99,604	$36,990	$4,971

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

Cash Flow Analysis
Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010
Operating Activities. Net cash provided by operating activities decreased $190,000, or 4%, to $4.2 million for the nine months ended September 30, 2011, compared to $4.4 million for the nine months ended September 30, 2010. The decrease was primarily due to a decrease in net income before the impact of non-cash adjustments for impairment of real estate assets, loss on early extinguishment of debt, and bad debt expense of $407,000, combined with an increase in the change in rents and tenant receivables. These decreases were offset by a decrease in the change in deferred rental income and other liabilities for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased $363,000, or 45%, to $445,000 for the nine months ended September 30, 2011, compared to $808,000 for the nine months ended September 30, 2010. The change was primarily due to a decrease in the change of cash deposited into required lender reserve accounts in accordance with the respective loan agreements.
Financing Activities. Net cash used in financing activities decreased $482,000, or 10%, to $4.3 million for the nine months ended September 30, 2011, compared to $4.8 million for the nine months ended September 30, 2010. The decrease was due to lower distributions paid to investors in 2011, in addition to the payment of deferred financing costs and costs related to the early extinguishment of debt during the nine months ended September 30, 2010, offset by proceeds received from the line of credit with affiliates during the nine months ended September 30, 2010, as compared to no payments of deferred financing costs or extinguishment of debt, and no receipt of proceeds from the line of credit with affiliates during the nine months ended September 30, 2011.
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

A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2010, and our critical accounting policies have not changed during the nine months ended September 30, 2011. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2010, and related notes thereto.
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
Off Balance Sheet Arrangements
As of September 30, 2011 and December 31, 2010, we had no off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not required for a smaller reporting company.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2011, were effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We did not sell any unregistered securities during the three months ended September 30, 2011. No shares were redeemed during the three months ended September 30, 2011.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended September 30, 2011 that would require a response to this item.

Item 4.	[Removed and Reserved]

Item 5.	Other Information
No events occurred during the three months ended September 30, 2011 that would require a response to this item.

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
Simon J. Misselbrook
Vice President of Accounting (Principal Accounting Officer)
Date: November 10, 2011

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 2.1 of the Company’s Form 10-SB (File No. 000-51962), filed on May 1, 2006).
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 2.2 to the Company’s Form 10-SB (File No. 000-51962), filed on May 1, 2006).
31.1 *	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema Document.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Presentation Linkbase Document.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	In accordance with Item 601(b)(32) of Regulation S-K, this exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

***	XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 as amended, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.