Form 10-K
period 2011-12-31
Cole Credit Property Trust Inc
filed 2012-03-15
CIK 1289272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 000-51962

COLE CREDIT PROPERTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-0939158
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2325 East Camelback Road, Suite 1100 Phoenix, Arizona, 85016	(602) 778-8700
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

While there is no established market for the registrant’s shares of common stock, the registrant offered its shares of common stock pursuant to an exemption from registration. The registrant ceased offering shares of common stock in its offering on September 16, 2005. The last price paid to acquire a share in the registrant’s offering was $10.00. On January 11, 2012, the board of directors of the registrant approved an estimated value per share of the registrant’s common stock of $7.95 as of December 31, 2011. There were 10,089,951 shares of common stock held by non-affiliates at June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of common stock outstanding as of March 14, 2012 was 10,090,951.

Documents Incorporated by Reference:

The Registrant incorporates by reference portions of the Cole Credit Property Trust, Inc. Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

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

Formation

Cole Credit Property Trust, Inc. (the “Company,” “we,” “our,” or “us”) is a Maryland corporation formed on March 29, 2004 that elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. We were organized to acquire and operate commercial real estate primarily consisting of freestanding, single-tenant, retail properties net leased to investment grade and other creditworthy tenants located throughout the United States. As of December 31, 2011, we owned 41 properties comprising 1.0 million rentable square feet of single-tenant retail and commercial space located in 19 states. As of December 31, 2011, the rentable space at these properties was 100% leased.

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

On April 26, 2004, we commenced a private placement of shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts (the “Offering”). We completed the Offering on September 16, 2005, after having raised aggregate gross proceeds of $100,331,320 through the sale of an aggregate of 10,097,251 shares of our common stock. As of March 14, 2012, 10,090,951 shares of our common stock were issued and outstanding and held by 1,460 stockholders of record.

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

Primary Investment Focus

We primarily own and invest in net leased, freestanding, single-tenant, income generating retail properties throughout the United States. Our current investments are indirect investments in such properties through wholly-owned subsidiaries of Cole OP I. We may also invest in other entities that own or invest in, directly or indirectly, interests in such properties. We seek to own and maintain a portfolio of real estate that is diversified by geographical location and by type and size of retail centers. Our properties consist of real estate primarily improved for use as retail establishments and principally are freestanding, single-tenant retail properties. However, we are not limited to investments in single-tenant retail properties. Many of our properties are leased to tenants in the chain or franchise retail industry, including but not limited to convenience stores, drug stores, home improvement stores and sporting goods stores. Our advisor monitors industry trends and invests in properties that we believe to provide the most favorable return balanced with risk. Our management targets primarily retail businesses with established operating track records. We do not anticipate acquiring additional properties, unless we continue to dispose of our properties in the normal course of business, in which case we may reinvest the sales proceeds in additional properties. See “Item 1. Business – Disposition Policies” below.

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

Our tenants include investment grade tenants, non-investment grade tenants and non-rated tenants. Our policy does not limit the percentage of our assets that may consist of properties rented to non-investment grade and non-rated tenants. A tenant is considered “investment grade” when the tenant has a debt rating by Moody’s Investor Services of Baa3 or better or a credit rating by Standard & Poor’s of BBB- or better, or its payments are guaranteed by a company with such a debt rating. A tenant is considered “non-investment” grade when the tenant has a debt rating by either Moody’s or Standard & Poor’s that is below investment grade. A tenant is considered “non-rated” if it has not been rated by a credit rating agency. As of December 31, 2011, 33% of all scheduled lease payments were projected to be derived from tenants that maintain an investment grade credit rating, while 28% and 39% of scheduled lease payments are projected to be derived from non-investment grade tenants and non-rated tenants, respectively. Changes in tenant credit ratings, coupled with future acquisition and disposition activity, may increase or decrease our concentration of investment grade tenants in the future.

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

Our advisor considers properties leased and/or guaranteed by companies that maintain an investment grade rating by either Standard & Poor’s or Moody’s Investor Services. Our advisor also considers non-rated and non-investment grade rated tenants that it believes have significant net worth and operating income. See “Item 1. Business – Primary Investment Focus” above for additional information.

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

Borrowing Policies

We believe that utilizing borrowings is consistent with our investment objective of maximizing the return to investors. The number of different properties that we acquired has been affected by the amount of funds available to us. Accordingly, utilizing borrowings enabled us to increase the number of our acquisitions and our diversification. There is no limitation on the amount we can borrow for the purchase of any property or other investment. However, we intend to limit our borrowings so that we generally will not borrow in the aggregate in excess of 60% of the value of our real estate related assets. As of December 31, 2011, we had $105.4 million in aggregate principal amount of borrowings outstanding, including $1.9 million outstanding under our revolving lines of credit, which represented 58% of the aggregate carrying value of our total gross real estate assets net of gross intangible lease liabilities. As of December 31, 2011, we had $1.0 million of available borrowing capacity under our revolving lines of credit. See “Item 2. Properties – Note Payable Information” below for additional information on our debt obligations.

Disposition Policies

We intend to hold each property we acquire for an extended period of time, generally six to eight years from the time of acquisition. However, circumstances might arise that could result in the early sale of some properties. We may sell a property before the end of the expected holding period if we believe the sale of the property would be in the best interests of our stockholders. During the year ended December 31, 2011, we sold one property for a gross sales price of $19.1 million. See Note 5 to our consolidated financial statements in this Annual Report on Form 10-K for additional information on this property sale.

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

Interests in Other Real Estate Programs

Affiliates of our advisor acts as an advisor to, and our officers and certain directors act as officers and directors of, Cole Credit Property Trust II, Inc., Cole Credit Property Trust III, Inc., Cole Credit Property Trust IV, Inc., Cole Corporate Income Trust, Inc. and Cole Real Estate Income Strategy (Daily NAV), Inc., each of which has acquired or may acquire assets and has investment objectives similar to ours. Affiliates of our directors and officers and entities owned or managed by such affiliates also may acquire or develop real estate for their own accounts, and have done so in the past. Furthermore, affiliates of our directors and officers and entities owned or managed by such affiliates intend to form additional real estate investment entities in the future, whether public or private, which can be expected to have the same or similar investment objectives and policies as we do and which may be involved in the same geographic area. Our advisor, its affiliates and affiliates of our directors and officers are not obligated to present to us any particular investment opportunity that comes to their attention, even if such opportunity is of a character that might be suitable for investment by us. Our advisor and its affiliates, as well as our officers and directors, likely will experience conflicts of interest as they simultaneously perform services for us and other real estate programs sponsored by Cole Real Estate Investments.

Any real estate programs sponsored by Cole Real Estate Investments, whether or not currently existing, could compete with us in the sale or operation of the properties. We will seek to achieve any operating efficiency or similar savings that may result from affiliated management of competitive properties. However, to the extent that other programs sponsored by Cole Real Estate Investments own or acquire property that is adjacent, or in close proximity, to a property we own, our property may compete with the other program’s property for tenants or purchasers.

Every transaction that we enter into with our advisor or its affiliates is subject to an inherent conflict of interest. Our board of directors may encounter conflicts of interest in enforcing our rights against our advisor or its affiliates in the event of a default by or disagreement with any of them, or in invoking powers, rights or options pursuant to any agreement between us and our advisor, any of its affiliates or another real estate program sponsored by Cole Real Estate Investments.

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

Some of our executive officers also serve as an officer of our advisor, our property manager, and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities, which may conflict with the fiduciary duties that they owe to us and our stockholders.

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

Potential Conflicts in Acquiring, Leasing and Reselling of Properties

Conflicts of interest will exist to the extent that we have acquired, and in the future may acquire, properties in the same geographic areas where properties owned by other real estate programs sponsored by Cole Real Estate Investments are located. In such a case, a conflict could arise in the leasing of properties in the event that we and another real estate program sponsored by Cole Real Estate Investments were to compete for the same tenants in negotiating leases, or a conflict could arise in connection with the resale of properties in the event that we and another real estate program sponsored by Cole Real Estate Investments were to attempt to sell similar properties at the same time. Conflicts of interest may also exist at such time as we or affiliates of our advisor managing property on our behalf seek to employ developers, contractors or building managers, as well as under other circumstances. Cole Advisors seeks to reduce conflicts relating to the employment of developers, contractors or building managers by making prospective employees aware of all such properties seeking to employ such persons. In addition, Cole Advisors seeks to reduce conflicts that may arise with respect to properties available for sale or rent by making prospective purchasers or tenants aware of all such properties. However, these conflicts cannot be fully avoided in that there may be established differing compensation arrangements for employees at different properties or differing terms for resale or leasing of the various properties.

Potential Conflicts of Affiliated Dealer Manager

Cole Capital Corporation (“Cole Capital”), an affiliate of Cole Advisors, acted as the dealer manager in our Offering. As a result, we did not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with our Offering.

Lack of Separate Representation

Morris, Manning & Martin LLP acts, and may in the future act, as counsel to us, Cole Advisors, and certain of our respective affiliates. There is a possibility that in the future the interest of the various parties may become adverse, and under the Code of Professional Responsibility of the legal profession, Morris, Manning & Martin, LLP may be precluded from representing any one or all of such parties. In the event that a dispute were to arise between us, Cole Advisors, or any of our respective affiliates, separate counsel for such matters will be retained as and when appropriate.

Potential Conflicts of Affiliated Property Manager

Our properties are, and we anticipate that properties we acquire in the future, if any, will be managed and leased by our property manager, Cole Realty Advisors, Inc. (“Cole Realty”), an affiliate of our advisor, pursuant to a property management and leasing agreement. Cole Realty also serves as property manager for properties owned by real estate programs sponsored by Cole Real Estate Investments, some of which may be in competition with our properties. Management fees to be paid to our property manager are based on a percentage of the rental and other income received by the managed properties.

Receipt of Fees and Other Compensation by Cole Advisors and Its Affiliates

We have incurred commissions, fees and expenses payable to Cole Advisors and its affiliates in connection with the Offering and acquisition and management of our assets, including selling commissions, dealer manager fees, organization and offering expenses, acquisition and advisory fees, financing coordination fees, asset management fees and acquisition expenses. In addition, we have incurred, and expect to continue to incur, commissions, fees and expenses payable to Cole Advisors and its affiliates in connection with the management of our assets, including property management fees, leasing fees and operating expenses. In connection with the sale of properties, we may pay Cole Advisors and its affiliates real estate commissions and subordinated participation in net sale proceeds and subordinated performance fees. However, the subordinated participation in net sale proceeds and the subordinated performance fees payable or reimbursable to Cole Advisors and its affiliates relating to the net sale proceeds from the sale of properties will only be payable after the return to the stockholders of their capital contributions plus cumulative returns on such capital. Subject to oversight by our board of directors, Cole Advisors will have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, Cole Advisors may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that such fees will generally be payable to Cole Advisors and its affiliates regardless of the quality of the properties acquired or the services provided to us.

Policies With Respect to Conflicts of Interest

In order to reduce or eliminate certain potential conflicts of interest, we have adopted certain policies relating to transactions we enter into with our advisor and its affiliates and allocation of investment opportunities among real estate programs sponsored by Cole Real Estate Investments.

Transactions with Our Advisor and its Affiliates. Our policy is that the terms on which our relationships are conducted with our advisor or any of its affiliates will be fair to us and on terms and conditions no less favorable to us than can be obtained from independent third parties for comparable services in the same location.

Conflict Resolution Procedures with Respect to Acquisition of Properties. In the event that an investment opportunity becomes available that may be suitable for both us and one or more other real estate programs sponsored by Cole Real Estate Investments, and for which more than one of such entities has sufficient uninvested funds, then our advisor and the advisors of the other programs, with oversight by their respective boards of directors, will examine the following factors, among others, in determining the entity for which the investment opportunity is most appropriate:

•	the investment objective of each entity;

•	the anticipated operating cash flows of each entity and the cash requirements of each entity;

•	the effect of the acquisition both on diversification of each entity’s investments by type of property, geographic area and tenant concentration;

•	the amount of funds available to each program and the length of time such funds have been available for investment;

•	the policy of each entity relating to leverage of properties;

•	the income tax effects of the purchase to each entity; and

•	the size of the investment.

If, in the judgment of the advisors, the investment opportunity may be equally appropriate for more than one program, then the entity that has had the longest period of time elapse since it was offered an investment opportunity will first be offered such investment opportunity.

If a subsequent development, such as a delay in the closing of the acquisition or a delay in the construction of a property, causes any such investment, in the opinion of the advisors, to be more appropriate for an entity other than the entity that committed to make the investment, the advisors may determine that another program affiliated with our advisor or its affiliates will make the investment. Our board of directors has a duty to ensure that the method used for the allocation of the acquisition of properties by two or more programs seeking to acquire similar types of properties is applied fairly to us.

Employees

We have no direct employees. The employees of Cole Advisors and other affiliates of our advisor provide services for us related to acquisition, financing, property management, asset management, disposition, accounting, investor relations and administration.

We are dependent on our advisor and its affiliates for services that are essential to us, including asset acquisition and disposition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.

We may reimburse Cole Advisors and its affiliates for expenses incurred in connection with its provision of administrative services to us, including personnel costs, subject to certain limitations. During the years ended December 31, 2011 and 2010, no amounts were reimbursed, or required to be reimbursed, to Cole Advisors or its affiliates for such services.

Insurance

Generally, our leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. As a precautionary measure, our advisor has obtained, and may continue to obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance that covers one year of annual rent in the event of a rental loss. The secondary insurance coverage names the ownership entity as the named insured on the policy.

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

Concentration of Credit Risk

As of December 31, 2011, we had cash, including restricted cash, on deposit in two financial institutions, which was $4.3 million in excess of federally insured levels; however, we have not experienced any losses in such accounts. We limit investment of cash investments to financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk as a result of our cash deposits.

As of December 31, 2011, three tenants in the drugstore industry and one tenant in the home improvement industry accounted for 41% and 12%, respectively, of our 2011 gross annualized base rental revenues. Two tenants in the drugstore industry accounted for 24% and 10%, respectively, of our 2011 gross annualized base rental revenues. Additionally we have certain geographic concentration in our property holdings. In particular, as of December 31, 2011, eight of our properties were located in Texas, accounting for 27% of our 2011 gross annualized base rental revenues.

Litigation

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.

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

Overview

As of December 31, 2011, we owned, through separate wholly-owned limited partnerships or limited liability companies, a portfolio of 41 freestanding, single-tenant retail and commercial properties, comprising 1.0 million rentable square feet located in 19 states. As of December 31, 2011, 100% of the rentable square feet of these properties was leased, with a weighted average remaining lease term of 8.3 years. As of December 31, 2011, we had outstanding debt of $105.4 million, secured by properties in our portfolio and the related tenant leases.

Property Statistics

The following table shows the tenant diversification of our real estate assets, based on 2011 base rental income, as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,
	Total		2011 Base	Percentage of
	Number	Rentable	Rental Income	2011 Base
Tenant	of Leases	Square Feet	(in thousands)	Rental Income
Rite Aid—drugstore	11	136,366	$3,286	24%
Lowe’s—home improvement	2	256,902	1,617	12%
Walgreens—drugstore	6	81,575	1,402	10%
Vanguard—car rental	1	23,360	1,197	9%
Gander Mountain—sporting goods	1	88,492	1,147	8%
WaWa—convenience store	3	15,896	1,122	8%
CVS—drugstore	4	45,968	1,087	8%
Conn’s—electronics	3	75,150	954	7%
Tractor Supply—specialty retailer	4	90,762	837	6%
Apria Healthcare—fitness and health	1	82,750	548	4%
Other	5	81,865	740	4%

	41	979,086	$13,937	100%

The following table shows the tenant industry diversification of our real estate assets, based on 2011 base rental income, as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,
	Total		2011 Base	Percentage of
	Number	Rentable	Rental Income	2011 Base
Industry	of Leases	Square Feet	(in thousands)	Rental Income
Drugstore	21	263,909	$5,776	41%
Home Improvement	2	256,902	1,617	12%
Electronics Retail	4	95,150	1,252	9%
Car Rental	1	23,360	1,197	9%
Sporting Goods	1	88,492	1,147	8%
Convenience Store	3	15,896	1,122	8%
Specialty Retail	7	107,172	1,055	8%
Fitness and Health	1	82,750	548	4%
Theater	1	45,455	223	1%

	41	979,086	$13,937	100%

The following table shows the geographic diversification of our real estate assets, based on 2011 base rental income, as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,
	Total		2011 Base	Percentage of
	Number of	Rentable	Rental Income	2011 Base
Location	Properties	Square Feet	(in thousands)	Rental Income
Texas	8	331,995	$3,760	27%
Georgia	1	23,360	1,197	9%
Kansas	4	66,451	1,081	8%
Ohio	6	61,911	1,038	7%
South Carolina	2	27,637	755	5%
Arkansas	1	126,405	755	5%
Pennsylvania	2	16,055	652	5%
Indiana	2	87,760	634	5%
Tennessee	2	22,264	604	4%
Maine	2	24,280	559	4%
Other	11	190,968	2,902	21%

	41	979,086	$13,937	100%

Leases

Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our leases. Generally, the leases of the properties owned provide for initial terms of 10 to 20 years. As of December 31, 2011, the weighted average remaining lease term was 8.3 years. The properties are generally leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. Certain of the leases require us to maintain the roof and structure of the building. The leases of the properties generally provide for annual base rental payments (payable in monthly installments), ranging from $60,000 to $1.2 million (average of $340,000). Certain leases provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume.

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

The following table shows lease expirations of our real estate assets as of December 31, 2011, during each of the next ten years and thereafter, assuming no exercise of renewal options or termination rights:

	September 30,	September 30,	September 30,	September 30,
	Total	Leased	2011 Base	Percentage of
	Number	Square Feet	Rental Income	2011 Base
Year of Lease Expiration	of Leases	Expiring	(in thousands)	Rental Income
2012	—	—	$—	—%
2013	1	12,885	218	2%
2014	6	177,656	1,436	10%
2015	3	218,257	1,496	11%
2016	1	20,000	298	2%
2017	2	49,920	747	5%
2018	3	35,460	738	5%
2019	6	180,630	2,355	17%
2020	5	65,835	1,356	10%
2021	4	40,623	1,351	10%
Thereafter	10	177,820	3,942	28%

	41	979,086	$13,937	100%

Notes Payable Information

As of December 31, 2011, we had $105.4 million outstanding in mortgage notes payable and lines of credit borrowings, with fixed interest rates ranging from 5.27% to 8.68% and a weighted average interest rate of 6.62%, and which mature on various dates ranging from March 2013 through June 2031, with a weighted average remaining term of 4.7 years. During the year ended December 31, 2010, we entered into two revolving line of credit agreements that provide for an aggregate of $2.9 million of available borrowings from Series C, LLC (“Series C”), which is an affiliate of Cole Advisors, on which we borrowed $1.9 million under one of the revolving lines of credit. Borrowings under the line of credit agreements bear a fixed interest rate of 5.75% and mature in March 2013. Each of the mortgage notes payable and lines of credit are secured by the respective properties and their related tenant leases on which the debt was placed.

The mortgage notes may generally be prepaid subject to meeting certain requirements and payment of a prepayment premium as specified in the respective loan agreements. Notwithstanding the prepayment limitations, we may sell the properties to a buyer that assumes the respective mortgage loan. The transfer would be subject to the conditions set forth in the individual property’s mortgage note document, including without limitation, the lender’s approval of the proposed buyer and the payment of the lender’s fees, costs and expenses associated with the sale of the property and the assumption of the loan.

In connection with the mortgage notes that include hyper-amortization provisions, if the mortgage note is not paid off by the respective maturity date, the respective mortgage note maturity date will be extended by 20 years. During such period, the lender will apply 100% of the rents collected to the following items in the order indicated: (1) payment of accrued interest at the original fixed interest rate, (2) all payments for escrow or reserve accounts, (3) any operating expenses of the property pursuant to an approved annual budget, (4) any extraordinary expenses and (5) the balance of the rents collected will be applied to the following in such order as the lender may determine: (i) any other amounts due in accordance with the loan documents, (ii) the reduction of the principal balance of the mortgage note, and (iii) capitalized interest at an interest rate equal to the greater of (A) the initial fixed interest rate as stated on the respective mortgage note agreement plus 2.0% per annum or (B) the then current Treasury Constant Maturity Yield Index plus 2.0% per annum. During the year ended December 31, 2011, we elected to extend the maturity date of one mortgage note totaling $7.8 million from June 2011 to June 2031, in accordance with the hyper-amortization provisions of the mortgage note. The revised interest rate on the mortgage note during the extended maturity period was adjusted from 6.68% to 8.68%. Subsequent to December 31, 2011, we repaid $3.0 million of the outstanding principal balance on this note.

The mortgage notes and lines of credit are generally non-recourse to us and to Cole OP I, but both are liable for customary non-recourse carve-outs. In the event a mortgage note is not paid off on the maturity date, the mortgage loans include certain default provisions. Upon the occurrence of an event of default, interest on the mortgage notes will accrue at an annual default interest rate equal to the lesser of (1) the maximum rate permitted by applicable law, or (2) the then-current interest rate plus 4.0%. Certain mortgage notes payable contain customary affirmative, negative and financial covenants, such as requirements for minimum net worth, debt service coverage ratios, limitations on leverage ratios and variable rate debt.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any such material pending legal proceedings, other than ordinary routine litigation incidental to our business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We conducted the Offering from April 26, 2004 until September 16, 2005, and raised aggregate gross proceeds of $100,331,320 through the sale of an aggregate of 10,097,251 shares of our common stock. As of March 14, 2012, 10,090,951 shares of our common stock were issued and outstanding and held by 1,460 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our registrar and transfer agent.

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

Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for our shares will develop. To assist fiduciaries of plans subject to the annual reporting requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and IRA trustees or custodians to prepare reports relating to an investment in our shares, we provide reports of our determinations of the current value of our net assets per outstanding share to those fiduciaries (including IRA trustees and custodians) who identify themselves to us and request the reports. Accordingly, we have provided an annual statement of value for stockholders subject to ERISA and to certain other plan stockholders. The statement of value is only an estimate and may not reflect the actual value of shares of our common stock. In determining an estimated value of the our shares, the board of directors considered information and analysis, including valuation materials that were provided by CBRE Capital Advisors, Inc. (“CBRE Cap”), an independent investment banking firm that specializes in providing real estate financial services, and information provided by Cole Advisors.

In preparing its valuation materials, CBRE Cap, among other things:

•	reviewed our public filings;

•	reviewed other financial and operating information requested from, or provided by, us;

•	reviewed and discussed with our senior management the historical and anticipated future financial performance of our company, including the review of forecasts prepared by us;

•	compared financial information for our company with similar information for companies that CBRE Cap deemed to be comparable; and

•	performed such other analyses and studies, and considered such other factors, as CBRE Cap considered appropriate.

The board primarily considered three valuation methodologies that are commonly used in the commercial real estate industry and in valuing REITs, all of which were included in the materials provided by CBRE Cap. The following is a summary of the valuation methodologies considered.

Net Asset Value — The net asset value methodology determines the value of our company by valuing our underlying real estate assets and its entity level assets and liabilities. The value of the underlying real estate was determined by dividing estimated individual property net operating income by estimated market capitalization rates. CBRE Cap’s materials primarily relied on proprietary research, including CBRE market and sector capitalization rate surveys, as well as comparable transaction data and management guidance, in order to determine market capitalization rates to reasonably estimate our real estate values. CBRE Cap’s materials also relied on market information obtained from the debt and capital markets, management guidance and our public filings to assist in valuing other entity level assets and liabilities.

Discounted Cash Flow Analysis — The discounted cash flow analysis utilizes five-year projected cash flows reasonably likely to be generated by our company and discounts those future cash flows using a rate that is consistent with the inherent level of risk in the business to determine a present value. CBRE Cap reviewed our advisor’s projection of our future cash flows and applied a perpetuity growth rate to the projected year five cash flows to arrive at a terminal value, and then applied a risk adjusted discount rate to the annual cash flows and terminal value to calculate a present value of such cash flows.

Public Company Comparables — The public company comparables methodology utilizes a range of Funds From Operations and Adjusted Funds From Operations trading multiples of similar, but publicly-traded, companies and applies them to our comparable metric to estimate the value of our company. CBRE Cap selected comparable companies based on qualitative factors such as sector focus, asset quality and tenant mix, as well as quantitative factors such as company size and leverage, and adjusted the multiples based on our relative strength or weakness compared to the comparable company for each of the factors, which resulted in a reduction of the comparable company multiples. In addition, CBRE Cap further reduced the multiples to reflect the lack of liquidity of our shares as our shares are not traded on a national securities exchange. Comparable public companies utilized in the analysis were public REITs with portfolios that were primarily retail focused and included similar asset types with similar lease structures to our real estate portfolio.

The three approaches to valuation noted above each resulted in a range of values for the per share value of our common stock. CBRE Cap weighted each result to determine an overall estimated range of value for our shares. Our advisor also provided additional information to assist the board of directors in making its determination, including information concerning our real estate portfolio, and changes in the commercial real estate market and the debt financing environment since the board last established an estimated value of our common stock. Upon review of CBRE Cap’s analysis and the information provided by our advisor, the board of directors established a per share estimated value of $7.95 as of December 31, 2011, which was within the overall range of value provided by CBRE Cap.

As with any valuation methodology, the methodologies considered by the board of directors, in reaching an estimate of the value of our shares of common stock, are based upon a number of estimates, assumptions, judgments and opinions that may, or may not, prove to be correct. The use of different estimates, assumptions, judgments or opinions may have resulted in significantly different estimates of the value of our shares of common stock. In addition, the board of directors’ estimate of share value is not based on fair values of our real estate, as determined by accounting principles generally accepted in the United States of America (“GAAP”), as our book value for most real estate is based on the amortized cost of the property, subject to certain adjustments.

Furthermore, in reaching an estimate of the value of our shares of common stock, the board of directors did not include a discount for debt that may include a prepayment obligation or a provision precluding assumption of the debt by a third party; or the costs that are likely to be incurred in connection with an appropriate exit strategy, whether that strategy might be a listing of our shares of common stock on a national securities exchange, a merger of our company, or a sale of our portfolio.

As a result, there can be no assurance that:

•	any stockholder will be able to realize the estimated share value, upon attempting to sell their shares;

•

we will be able to achieve, for our stockholders, the estimated value per share, upon a listing of our shares of common stock on a national securities exchange, a merger of our company, or a sale of our portfolio; or

•

the estimated share value, or the methodologies relied upon by the board of directors to estimate the share value, will be found by any regulatory authority to comply with ERISA, the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) or other regulatory requirements.

Furthermore, the estimated value of our shares of common stock was calculated as of a particular point in time. The value of our shares of common stock will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets.

CBRE Cap’s valuation materials were addressed solely to our company to assist it in establishing an estimated value of our shares of common stock. CBRE Cap’s valuation materials provided to us do not constitute a recommendation to purchase or sell any shares of our common stock. CBRE Cap’s valuation materials were not addressed to the public and should not be relied upon by any other person to establish an estimated value of our shares of common stock. The estimated value of our shares of common stock may vary depending on numerous factors that generally impact the price of securities, our financial condition and the state of the real estate industry more generally, such as changes in economic or market conditions, changes in interest rates, changes in the supply of and demand for commercial real estate properties and changes in our tenants’ financial condition.

In connection with its review, while CBRE Cap reviewed the information supplied or otherwise made available to it by us for reasonableness, CBRE Cap assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party, and did not undertake any duty or responsibility to verify independently any of such information. CBRE Cap has not made or obtained an independent appraisal of the individual assets or liabilities (contingent or otherwise) of our company. With respect to financial forecasts and other information and data provided to or otherwise reviewed by or discussed with CBRE Cap, CBRE Cap assumed that such forecasts and other information and data were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of our management of the Company, and relied upon us to advise CBRE Cap promptly if any information previously provided became inaccurate or was required to be updated during the period of its review.

In preparing its valuation materials, CBRE Cap did not, and was not requested to solicit third party indications of interest for our company in connection with possible purchases of our securities or the acquisition of all or any part of our company.

In conducting its investigation and analyses, CBRE Cap took into account such accepted financial and investment banking procedures and considerations as it deemed relevant, including the review of: (i) historical and projected revenues and certain operating metrics of our company and certain publicly traded companies in businesses and industries CBRE Cap believed to be comparable to us; (ii) the current and projected financial position and results of operations of our company as disclosed to CBRE Cap by us; (iii) a discounted cash flow analysis of our company based on financial information of our company provided to CBRE Cap by us; and (iv) CBRE Cap’s assessment of the general condition of the economy, the securities markets and the real estate industry generally.

In performing its analyses, CBRE Cap made numerous assumptions with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond CBRE Cap’s control and the control of our company. The analyses performed by CBRE Cap are not necessarily indicative of actual values, trading values or actual future results of our common stock that might be achieved, all of which may be significantly more or less favorable than suggested by such analyses. The analyses do not purport to be appraisals or to reflect the prices at which companies may actually be sold, and such estimates are inherently subject to uncertainty. The board of directors considered other factors in establishing the estimated value of our shares of common stock in addition to the materials prepared by CBRE Cap. Consequently, the analyses contained in the CBRE Cap materials should not be viewed as being determinative of the board of directors’ estimate of the value of our shares of common stock.

CBRE Cap’s materials were necessarily based upon market, economic, financial and other circumstances and conditions existing prior to December 30, 2011, and any material change in such circumstances and conditions may have affected CBRE Cap’s analysis, but CBRE Cap does not have any obligation to update, revise or reaffirm its materials as of any date subsequent to December 30, 2011.

For services rendered in connection with and upon the delivery of its valuation materials, we paid CBRE Cap a customary fee. We also agreed to reimburse CBRE Cap for its expenses incurred in connection with its services, and will indemnify CBRE Cap against certain liabilities arising out of its engagement. In the past two years, CBRE Cap and its affiliates have provided financial advisory and commercial real estate services to other Cole-sponsored REITs and affiliates of our advisor.

CBRE Cap is actively involved in the investment banking business and regularly undertakes the valuation of securities in connection with public offerings, private placements, business combinations and similar transactions.

Share Redemption Program

Pursuant to our share redemption program, we may use up to 1% of our annual cash flow, including operating cash flow not intended for distributions, borrowings, and capital transactions such as sales or refinancings, to satisfy redemption requests. Accordingly, our board of directors must determine at the beginning of each fiscal year the maximum amount of shares that we may redeem during that year. Our board of directors determined that there was an insufficient amount of cash available for redemptions during the years ending December 31, 2008, 2009, 2010, 2011 and 2012. We continue to accept redemption requests, which are considered for redemption if and when sufficient cash is available to fund redemptions. If a stockholder requests a redemption during a period when we are not redeeming shares, the stockholder may either (1) withdraw its request for redemption or (2) ask that we honor the request at such time, if any, when sufficient funds become available. Such pending requests will generally be honored on a first-come, first-served basis if redemptions are resumed. Since our formation on March 29, 2004, we had redeemed a total of 7,300 shares, at an average of $9.35 per share, under the share redemption program. Requests relating to approximately 284,000 shares remained unfulfilled as of December 31, 2011, representing approximately $2.3 million in unfulfilled requests, based on the most recent estimated value of our common stock of $7.95 per share.

Our board of directors may amend, suspend or terminate our share redemption program upon 30 days’ notice at any time.

Distributions

We elected to be taxed and qualified as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2004. As a REIT, we have made, and intend to make, distributions each taxable year equal to at least 90% of our taxable income (excluding capital gains). One of our primary goals is to pay regular (monthly) distributions to our stockholders.

For federal income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares. Further, the amount of distributions in excess of U.S. stockholders’ tax basis in their shares will be taxable as a capital gain realized from the sale of those shares.

From June 2005 through February 2010, we paid a 7% annualized distribution rate based upon a purchase price of $10 per share, which was the offering price for our shares of common stock in the Offering. However, beginning in March 2010, our board of directors reduced our annualized distribution rate to 5% based on an assumed share price of $10 per share, or 6.29% based on the most recent estimated value of $7.95 per share. The principal reason for the lower distribution rate was the refinancing of approximately $50 million of fixed rate debt that was to mature by year-end 2010. The prevailing credit markets upon refinancing dictated higher interest rates and amortization provisions, requiring us to pay down a portion of the principal on a monthly basis over the life of the loan.

The following table shows the character of the distributions we paid on a per share basis during the years ended December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Total	Weighted Average
	Distributions Paid	Distributions Paid	Nontaxable	Ordinary	Capital Gain
Year	(in thousands)	per Common Share	Distributions	Dividends	Distributions
2011	$5,046	$0.50	$0.12	$0.17	$0.21
2010	$5,568	$0.55	$0.37	$0.18	$—

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not have any compensation plans under which we are authorized to issue equity securities.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto. See also the “Cautionary Note Regarding Forward-Looking Statements” section preceding Part I.

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

As of December 31, 2011, we owned 41 properties, which were 100% leased, comprising 1.0 million square feet of single-tenant retail and commercial space located in 19 states. We do not anticipate acquiring any additional properties, unless we continue to dispose of our properties in the ordinary course of business, in which case we may reinvest the net sales proceeds in additional properties, or use net sales proceeds to pay down existing debt, or distribute the net proceeds to our stockholders. During the year ended December 31, 2011, we sold one property for a gross sales price of $19.1 million. See Note 5 to our consolidated financial statements in this Annual Report on Form 10-K for additional information on this property sale.

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental and other property income accounted for 98% of total revenue during the years ended December 31, 2011 and 2010. As 100% of our properties are under lease, with a weighted average remaining lease term of 8.3 years, our exposure to changes in commercial rental rates and contractual lease expirations is substantially mitigated, except for any vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant’s credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

As of December 31, 2011, the debt leverage ratio of our portfolio, which is the ratio of debt to total gross real estate assets net of gross intangible lease liabilities, was 58%. All of our debt is subject to fixed interest rates, ranging from 5.27% to 8.68%, with a weighted average interest rate of 6.62% and a weighted average remaining term of 4.7 years. As we have no outstanding variable rate debt, our exposure to short-term changes in interest rates is limited. However, we will be subject to changes in interest rates as we refinance our debt as it matures. See our contractual obligations table in the section captioned “Liquidity and Capital Resources—Long-term Liquidity and Capital Resources.”

Recent Market Conditions

Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. In 2010, the volume of mortgage lending for commercial real estate began increasing and lending terms improved; however, such lending activity continues to be significantly less than previous levels. Although lending market conditions have improved, certain factors continue to negatively affect the lending environment, including the sovereign credit issues of certain countries in the European Union. We have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance our debt at maturity. For properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. Additionally, if we are able to refinance our existing debt as it matures, it may be at lower leverage levels or at rates and terms which are less favorable than our existing debt or, if we elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, the interest rates charged to us will be higher, each of which may adversely affect our results of operations and the distribution rate we are able to pay to our investors. If we are required to sell any of our properties to meet our liquidity requirements or for any reason, such sale will result in lower rental revenue and may be at a price less than our acquisition price for the property, each of which would adversely impact our results of operations and the distributions we are able to pay our investors.

The economic downturn has led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets, causing higher tenant vacancies, declining rental rates and declining property values. Recently, the economy has improved and continues to show signs of recovery. Additionally, the real estate markets have observed an improvement in property values and occupancy and rental rates; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of December 31, 2011, 100% of our rentable square feet was leased. However, if the recent improvements in economic conditions do not continue, we may experience vacancies or be required to further reduce rental rates on occupied space. If we do experience vacancies, our advisor will actively seek to lease our vacant space, however, such space may be leased at lower rental rates and for shorter lease terms than previously experienced. In addition, as many retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-lease a property may increase as a result.

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

Investment in and Valuation of Real Estate and Related Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of each respective asset to determine the appropriate useful life of the assets. Real estate and related assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, including acquisition related expenses incurred prior to January 1, 2009, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate and related assets. All repairs and maintenance costs are expensed as incurred.

Assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of our assets by class are generally as follows:

September 30,
Building	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related assets may not be recoverable. Impairment indicators that we consider include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, we assess the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the real estate and related intangible assets to their fair value and recognize an impairment loss. Generally fair value is determined using a discounted cash flow analysis and recent comparable sales transactions.

During the year ended December 31, 2011, no impairment losses or adjustments to related intangible assets or liabilities were recorded. During the year ended December 31, 2010, we recorded an impairment loss of $2.8 million related to one property and wrote off the unamortized below market lease intangible liability related to the original lease agreement of $31,000.

When developing estimates of expected future cash flows we make certain assumptions regarding future market rental income rates subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the number of months it takes to re-lease the property, required tenant improvements and the number of years the property is expected to be held for investment. The use of alternative assumptions in estimating the future cash flow analysis could result in a different assessment of the property’s future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the fair value of our real estate and related assets.

When a real estate asset is identified by us as held for sale, we cease depreciation of the assets and estimate the fair value, net of selling costs. If, in our opinion, the fair value, net of selling costs, of the asset is less than the carrying value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the asset, net of selling costs. We had no assets identified as held for sale as of December 31, 2011 and 2010.

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

The fair values of above market and below market in-place lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease values are capitalized as intangible lease assets or liabilities. Above market lease values are amortized as an adjustment of rental income over the remaining terms of the respective leases. Below market leases are amortized as an adjustment of rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not we expect a tenant to execute a bargain renewal option, we evaluate economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, our relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

The fair values of in-place leases include direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals which are avoided by acquiring a property with an in-place lease. Direct costs associated with obtaining a new tenant include commissions and other direct costs and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The intangible values of opportunity costs, which are calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease, are capitalized as intangible lease assets and are amortized to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternate estimates would result in a different allocation of our purchase price, which could impact the amount of our reported net income.

Discontinued Operations

Upon the disposal of a real estate asset or the determination of a real estate asset as being held for sale, we determine if the property is considered a component of our company. A component is comprised of operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the rest of our company. If the asset is considered one of our components, the results of operations and gains or losses on the sale of the component are required to be presented as discontinued operations if both of the following criteria are met: (1) the operations and cash flows of the property have been (or will be) eliminated from our ongoing operations as a result of the disposal transaction and (2) we will not have any significant continuing involvement in the operations of the asset after the disposal transaction. Also, the prior period results of operations for the asset are reclassified and presented as discontinued operations in the prior consolidated statements of operations.

Sales of Real Estate Assets

Gains on the sale of real estate assets are generally recognized by the full accrual method when the following criteria are met: (1) the gain is determinable, that is, the collectability of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (2) the earnings process is virtually complete, that is, we are not obligated to perform significant activities after the sale to earn the gain. Determining whether these criteria have been met can involve significant management judgment.

Revenue Recognition

Certain properties have leases where minimum rental payments increase during the term of the lease. We record rental income for the full term of each lease on a straight-line basis. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of determining the straight line basis. We defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Reimbursements from tenants for recoverable real estate taxes and operating expenses are included in rental income in the period when such costs are incurred.

Income Taxes

We elected to be taxed and currently qualify as a REIT for federal income purposes under Sections 856 through 860 of the Internal Revenue Code. As a REIT, we are required, among other things, to distribute at least 90% of our taxable income (excluding capital gains) to our stockholders. In addition, we generally will not be subject to federal corporate income tax to the extent we distribute our taxable income to our stockholders. REITs are subject to a number of other complex organizational and operational requirements. Even though we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

Results of Operations

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010:

Revenue – Revenue decreased $128,000, or 1%, to $14.4 million for the year ended December 31, 2011, compared to $14.5 million for the year ended December 31, 2010. The decrease was primarily a result of a reduction in rental income relating to short-term rent relief granted to one tenant that declared bankruptcy in September 2010, and a new long-term lease entered into with this tenant on March 28, 2011 that provides for lower monthly lease payments and potential percentage rent payments. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for 97% of total revenues during each of the years ended December 31, 2011 and 2010.

General and Administrative Expenses—General and administrative expenses increased $86,000, or 14%, to $683,000 for the year ended December 31, 2011, compared to $597,000 for the year ended December 31, 2010. The increase was primarily due to an increase in both state franchise and income taxes and accounting and other professional fees during the year ended December 31, 2011, as compared to the year ended December 31, 2010. Our primary general and administrative expense items are legal and accounting fees, state franchise and income taxes, transfer agent fees and other licenses and fees.

Property Operating Expenses—Property operating expenses decreased $161,000, or 20%, to $646,000 for the year ended December 31, 2011, compared to $807,000 for the year ended December 31, 2010. The decrease was primarily due to a decrease in bad debt expense, partially offset by an increase in property taxes incurred during the year ended December 31, 2011, as compared to the year ended December 31, 2010. The primary property operating expenses items are property taxes, bad debt expense, insurance and property repairs and maintenance.

Property Management Expenses—Property management expenses decreased $10,000, or 2%, to $431,000 for the year ended December 31, 2011, compared to $441,000 for the year ended December 31, 2010. The decrease was primarily due to decreased rental income, as discussed above.

Depreciation and Amortization Expenses—Depreciation and amortization expenses remained relatively constant at $5.0 million during each of the years ended December 31, 2011 and 2010, decreasing $40,000, or 1%. The decrease was due to the write down of the carrying amount of one property due to impairment recorded in 2010, as discussed above.

Impairment of Real Estate Assets—There was no impairment of real estate assets for the year ended December 31, 2011, as compared to an impairment of $2.8 million recorded for the year ended December 31, 2010. The impairment during the years ended December 31, 2010 related to the bankruptcy of one tenant, as discussed above.

Net Interest Expense—Net interest expense increased $221,000, or 3%, to $7.6 million for the year ended December 31, 2011, compared to $7.3 million for the year ended December 31, 2010. The increase was primarily due to an increase in the weighted average interest rate on outstanding debt to 6.62% at December 31, 2011, compared to 6.48% at December 31, 2010, and an increase in amortization of deferred financing costs, which were incurred in the refinancing of certain mortgage notes payable in 2010 at higher interest rates. During the year ended December 31, 2011, we elected to extend the maturity date of one mortgage note totaling $7.8 million in accordance with the hyper-amortization provisions, as discussed in Note 6 to our consolidated financial statements in this Annual Report on Form 10-K. The primary net interest expense items are interest expense and amortization of deferred financing costs.

Loss on Early Extinguishment of Debt—There was no loss on early extinguishment of debt for the year ended December 31, 2011, compared to $259,000 loss on early extinguishment of debt recorded for the year ended December 31, 2010. The loss during the year ended December 31, 2010 was due to the refinancing of 22 mortgage notes payable and one line of credit.

Income from Discontinued Operations—Income from discontinued operations decreased $5,000, or 3%, to $152,000 for the year ended December 31, 2011, compared to $157,000 for the year ended December 31, 2010. The decrease was primarily due to the sale of one property on December 15, 2011, as compared to a full year of operations for this property for the year ended December 31, 2010.

Gain on sale of discontinued operations—During the year ended December 31, 2011, we recorded a gain on the sale of a property of $1.6 million. No similar transaction occurred during the year ended December 31, 2010.

Portfolio Information

As of December 31, 2011, we owned 41 properties located in 19 states, which were 100% leased to single tenants with a weighted average remaining lease term of 8.3 years.

As of December 31, 2011, our five highest tenant concentrations, based on 2011 base rental income, were as follows:

	September 30,	September 30,	September 30,	September 30,
	Total		2011 Base	Percentage of
	Number	Rentable	Rental Income	2011 Base
Tenant	of Leases	Square Feet	(in thousands)	Rental Income
Rite Aid—drugstore	11	136,366	$3,286	24%
Lowe’s—home improvement	2	256,902	1,617	12%
Walgreens—drugstore	6	81,575	1,402	10%
Vanguard—car rental	1	23,360	1,197	9%
Gander Mountain—sporting goods	1	88,492	1,147	8%

	21	586,695	$8,649	63%

As of December 31, 2011, our five highest tenant industry concentrations, based on 2011 base rental income, were as follows:

	September 30,	September 30,	September 30,	September 30,
	Total		2011 Base	Percentage of
	Number	Rentable	Rental Income	2011 Base
Industry	of Leases	Square Feet	(in thousands)	Rental Income
Drugstore	21	263,909	$5,776	41%
Home Improvement	2	256,902	1,617	12%
Electronics Retail	4	95,150	1,252	9%
Car Rental	1	23,360	1,197	9%
Sporting Goods	1	88,492	1,147	8%

	29	727,813	$10,989	79%

As of December 31, 2011, our five highest geographic concentrations, based on 2011 base rental income, were as follows:

	September 30,	September 30,	September 30,	September 30,
	Total		2011 Base	Percentage of
	Number of	Rentable	Rental Income	2011 Base
Location	Properties	Square Feet	(in thousands)	Rental Income
Texas	8	331,995	$3,760	27%
Georgia	1	23,360	1,197	9%
Kansas	4	66,451	1,081	8%
Ohio	6	61,911	1,038	7%
South Carolina	2	27,637	755	5%

	21	511,354	$7,831	56%

For more information on our portfolio diversification and statistics, see “Item 2. Properties” above.

Funds From Operations

Funds from Operations (“FFO”) is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and widely recognized by investors and analysts as one measure of operating performance of a real estate company. On October 31, 2011, NAREIT issued revised guidance on FFO that indicated that all companies should exclude impairment write-downs of depreciable real estate assets when computing FFO. As a result, the Company has changed its presentation of FFO to exclude real estate impairment charges for all periods presented. FFO excludes items such as real estate depreciation and amortization, real estate impairment charges and gains and losses on the sale of real estate assets. Depreciation and amortization as applied in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for real estate companies by using the historical cost accounting method alone is insufficient. FFO also excludes gains and losses from the sale of real estate, which we believe provides management and investors with a helpful additional measure of the historical performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs. In addition, FFO excludes real estate impairment charges on depreciable real estate, which are required to be expensed in accordance with GAAP. Impairment charges are items that management does not include in its evaluation of the historical operating performance of its real estate investments, as management believes that the impact of these items will be reflected over time through changes in rental income or other related costs. We compute FFO in accordance with NAREIT’s definition.

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

Our calculation of FFO and reconciliation to net income (loss), which is the most directly comparable GAAP financial measure, is presented in the table below for the years ended December 31, 2011 and 2010 (in thousands):

	September 30,	September 30,
	Year Ended December 31,
	2011	2010
NET INCOME (LOSS)	$1,806	$(2,626)
Depreciation of real estate assets	3,369	3,409
Amortization of lease related costs	1,638	1,638
Depreciation and amortization of real estate assets from discontinued operations	411	430
Impairment of real estate assets	—	2,835
Gain on sale of real estate	(1,567)	—

Funds from operations (FFO)	$5,657	$5,686

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•	In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized additional revenue by straight-lining rental revenue of $125,000 and $150,000 during the years ended December 31, 2011 and 2010, respectively.

•	Amortization of deferred financing costs totaled $549,000 and $477,000 during the years ended December 31, 2011 and 2010, respectively.

•	Loss on the early extinguishment of debt totaled $259,000 during the year ended December 31, 2010, which includes the write-off of $47,000 of unamortized deferred financing costs related to the refinanced mortgage notes payable. There were no losses on the early extinguishment of debt during the year ended December 31, 2011.

Liquidity and Capital Resources

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through net cash provided by operations. During the year ended December 31, 2011, we elected to extend the maturity date on one line of credit with an affiliate from March 2012 to March 2013. Also, we elected to extend the maturity date of one mortgage note totaling $7.8 million from June 2011 to June 2031, as further described in Note 6 to our consolidated financial statements in this Annual Report on Form 10-K. In accordance with the hyper-amortization provisions, the loan requires us to apply 100% of the rents received from the property securing the debt to pay interest due on the mortgage note, reserves, if any, and principal reductions until such balance is paid in full through the extended maturity date. The total amount of rents collected during the year ended December 31, 2011 that were subject to hyper-amortization provisions were $583,000, of which $559,000 was applied to principal and interest payments on the note. As our cash flow from operations fully funded our distributions for the year ended December 31, 2011, this did not impact our ability to pay distributions for the year. As of December 31, 2011, we had cash and cash equivalents of $5.5 million, a portion of which was used subsequent to December 31, 2011 to partially repay $3.0 million of the outstanding principal balance on the note that is currently in hyper-amortization. We are currently evaluating the possible refinancing of the remaining amount outstanding on the note after this partial repayment, which should further reduce the amount of interest expense we incur. Additionally, we may use the proceeds from the potential sale of certain properties to repay the remaining amount outstanding on the note. If we are unable to refinance or fully repay this note, the hyper-amortization provisions will stay in effect, which will continue to adversely affect our results of operations and cash flows from operations and may impact our ability to pay distributions in the future.

Long-term Liquidity and Capital Resources

We expect to meet our long-term liquidity requirements through proceeds from available borrowings under our revolving lines of credit, secured or unsecured financings or refinancings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations. We expect that our primary uses of capital will be for the payment of operating expenses, including debt service payments and debt maturities on our outstanding indebtedness, for the payment of tenant improvements, leasing commissions and repairs and maintenance, for the possible reinvestment of proceeds from the strategic sale of properties in replacement properties and for the payment of distributions to our stockholders, including special distributions of the net proceeds from the sale of properties. We did not have any material commitments for capital or leasing expenditures outstanding as of December 31, 2011.

We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after payments of principal on our outstanding indebtedness and certain capital or leasing expenditures are made; however, we may use other sources to fund distributions, as necessary, such as proceeds from available borrowings under our revolving lines of credit. To the extent that cash flows from operations are lower than our current expectations due to lower returns on the properties, distributions paid to our stockholders may be reduced.

During the years ended December 31, 2011 and 2010, we paid distributions of $5.0 million and $5.6 million, respectively, which were funded entirely by cash flows from operations.

As of December 31, 2011, we had cash and cash equivalents of $5.5 million, a portion of which was used subsequent to December 31, 2011 to partially repay $3.0 million on a mortgage note that is currently in hyper-amortization. We expect the remainder of our cash and cash equivalents to be used primarily to pay operating expenses, interest on our indebtedness and stockholder distributions. In addition, we had restricted cash of $1.4 held by lenders in escrow accounts for tenant and capital improvements, leasing commissions, repairs and maintenance and other lender reserves for certain properties.

As of December 31, 2011, we had $105.4 million of fixed rate debt outstanding, including $1.9 million that was outstanding under one of our revolving lines of credit. The outstanding debt is subject to fixed interest rates ranging from 5.27% to 8.68%, with a weighted average interest rate of 6.62%, and matures on various dates from March 2013 through June 2031. Our debt leverage ratio, which is the ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 58%, with a weighted average remaining term to maturity of 4.7 years.

Our contractual obligations are as follows (in thousands):

	September 30,	September 30,		September 30,	September 30,	September 30,
	Payments due by period(1)
		Less Than 1				More Than 5
	Total	Year		1-3 Years	4-5 Years	Years
Principal payments—notes payable	$103,510	$4,415	(2)	$79,203	$19,892	$—
Interest payments—notes payable	23,682	6,693		16,268	721	—
Principal payments—lines of credit	1,935	—		1,935	—	—
Interest payments—lines of credit	139	111		28	—	—

Total	$129,266	$11,219		$97,434	$20,613	$—

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)

Subsequent to December 31, 2011, we repaid $3.0 million of the $7.8 million principal balance of one mortgage note. This repayment is reflected in the principal payments due in less than 1 year and the remaining principal balance is amortized over the remaining note term.

Cash Flow Analysis

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010:

Operating Activities. Net cash provided by operating activities decreased $639,000, or 10%, to $6.0 million for the year ended December 31, 2011, compared to $6.6 million for the year ended December 31, 2010. The decrease was primarily due to a decrease in net income before the impact of non-cash adjustments for gain on sale of real estate, impairment of real estate assets, loss on early extinguishment of debt and bad debt expense of $429,000, combined with a decrease in the change in rents and tenant receivables for the year ended December 31, 2011 as compared to the year ended December 31, 2010. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities. Net cash provided by investing activities was $4.0 million for the year ended December 31, 2011, compared to net cash used in investing activities of $953,000 for the year ended December 31, 2010. The increase was primarily due to proceeds of $4.5 million received from the sale of a property during the year ended December 31, 2011, as discussed in Note 5 of our consolidated financial statements.

Financing Activities. Net cash used in financing activities decreased $299,000, or 5%, to $5.9 million for the year ended December 31, 2011, compared to $6.2 million for the year ended December 31, 2010. The decrease was due to lower distributions paid to investors in 2011, in addition to the payment of deferred financing costs and costs related to the early extinguishment of debt during the year ended December 31, 2010, offset by proceeds received from the lines of credit with affiliates during the year ended December 31, 2010, as compared to no payments of deferred financing costs or extinguishment of debt, and no receipt of proceeds from the lines of credit with affiliates during the year ended December 31, 2011.

Election as a REIT

We are taxed as a REIT under the Internal Revenue Code. To maintain our qualification as a REIT, we must meet, and continue to meet, certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed with regard to the dividends paid deduction excluding net capital gains).

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

Inflation

We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in certain of our tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include rent steps and clauses enabling us to receive payment of additional rent calculated as a percentage of the tenants’ gross sales above pre-determined thresholds. In addition, most of our leases require the tenant to pay all or a majority of the property’s operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs. However, because of the long-term nature of leases for real property, such leases may not re-set frequently enough to adequately offset the effects of inflation.

Commitments and Contingencies

We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 8 to our consolidated financial statements in this Annual Report on Form 10-K for further explanations.

Related-Party Transactions and Agreements

We have entered into agreements with Cole Advisors and its affiliates, whereby we have incurred debt, or have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, Cole Advisors or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, asset and property management fees, disposition fees, interest expense on affiliate lines of credit and reimbursement of certain operating costs. See Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for a further explanation of the various related-party transactions, agreements and fees.

Reclassifications

Certain prior year balances have been reclassified in the consolidated statement of operations to conform with the current year presentation of discontinued operations.

Subsequent Events

Certain events occurred subsequent to December 31, 2011 through the filing date of this Annual Report on Form 10-K. Refer to Note 14 to the consolidated financial statements in this Annual Report on Form 10-K for further explanations. Such events include:

•	update to the estimated value per share;

•	update to the share redemption program; and

•	repayment of notes payable.

New Accounting Pronouncements

Reference is made to Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K regarding the impact of recent accounting pronouncements. There are no new accounting pronouncements that have been issued but not yet applied by us that we believe will have a material impact on our consolidated financial statements.

Off Balance Sheet Arrangements

As of December 31, 2011 and 2010, we had no off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2011.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2011, were effective in all material respects to ensure that information required to be disclosed by us in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Cole Credit Property Trust, Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a – 15(f) and 15d-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Based on this evaluation, management has concluded that Cole Credit Property Trust, Inc.’s internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2012 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2012 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2012 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2012 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2012 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed.

1.	The list of the consolidated financial statements contained herein is set forth on page F-1 hereof.

2.	Financial Statement Schedules — None

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cole Credit Property Trust, Inc.

Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Cole Credit Property Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cole Credit Property Trust, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona

March 14, 2012

COLE CREDIT PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	September 30,	September 30,
	December 31, 2011	December 31, 2010
ASSETS
Investment in real estate assets:
Land	$48,759	$54,233
Buildings and improvements, less accumulated depreciation of $21,998 and $20,255, respectively	88,853	100,933
Acquired intangible lease assets, less accumulated amortization of $11,847 and $11,094, respectively	13,373	17,244

Total investment in real estate assets, net	150,985	172,410
Cash and cash equivalents	5,481	1,382
Restricted cash	1,396	872
Rents and tenant receivables, less allowance for doubtful accounts of $0 and $49, respectively	1,124	2,143
Prepaid expenses and other assets	90	77
Deferred financing costs, less accumulated amortization of $1,320 and $962, respectively	1,775	2,423

Total assets	$160,851	$179,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$103,510	$118,550
Lines of credit with affiliate	1,935	1,935
Accounts payable and accrued expenses	846	804
Due to affiliates	49	54
Acquired below market lease intangibles, less accumulated amortization of $1,406 and $1,208, respectively	791	989
Distributions payable	429	429
Deferred rent	645	660

Total liabilities	108,205	123,421

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 10,090,951 shares issued and outstanding	101	101
Capital in excess of par value	90,424	90,424
Accumulated distributions in excess of earnings	(37,879)	(34,639)

Total stockholders’ equity	52,646	55,886

Total liabilities and stockholders’ equity	$160,851	$179,307

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

	September 30,	September 30,
	Year Ended December 31,
	2011	2010
Revenues:
Rental and other property income	$14,035	$14,174
Tenant reimbursement income	376	365

Total revenue	14,411	14,539

Expenses:
General and administrative expenses	683	597
Property operating expenses	646	807
Property management expenses	431	441
Depreciation	3,369	3,409
Amortization	1,638	1,638
Impairment of real estate assets	—	2,835

Total operating expenses	6,767	9,727

Operating income	7,644	4,812

Other expense:
Interest expense, net	(7,557)	(7,336)
Loss on early extinguishment of debt	—	(259)

Total other expense	(7,557)	(7,595)

Income (loss) from continuing operations	87	(2,783)

Discontinued operations:
Income from operations	152	157
Gain on sale of discontinued operations	1,567	—

Income from discontinued operations	1,719	157

Net income (loss)	$1,806	$(2,626)

Weighted average number of common shares outstanding:
Basic and diluted	10,090,951	10,090,951

Income (loss) from continuing operations per common share:
Basic and diluted	$0.01	$(0.28)

Income from discontinued operations per common share:
Basic and diluted	$0.17	$0.02

Net income (loss) per common share:
Basic and diluted	$0.18	$(0.26)

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	September 30,	September 30,	September 30,	September 30,	September 30,
				Accumulated
	Common Stock		Capital in	Distributions	Total
	Number of		Excess	in Excess of	Stockholders’
	Shares	Par Value	of Par Value	Earnings	Equity
Balance, January 1, 2010	10,090,951	$101	$90,424	$(26,605)	$63,920
Distributions	—	—	—	(5,408)	(5,408)
Net loss	—	—	—	(2,626)	(2,626)

Balance, December 31, 2010	10,090,951	101	90,424	(34,639)	55,886
Distributions	—	—	—	(5,046)	(5,046)
Net income	—	—	—	1,806	1,806

Balance, December 31, 2011	10,090,951	$101	$90,424	$(37,879)	$52,646

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	September 30,	September 30,
	Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,806	$(2,626)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,623	3,675
Amortization of intangible lease assets and below market lease intangibles, net	1,720	1,692
Amortization of deferred financing costs	549	477
Bad debt expense	—	200
Loss on early extinguishment of debt	—	259
Impairment of real estate assets	—	2,835
Gain on sale of real estate assets	(1,567)	—
Changes in assets and liabilities:
Rents and tenant receivables	(120)	135
Prepaid expenses and other assets	(13)	7
Accounts payable and accrued expenses	21	(74)
Deferred rent	(15)	45
Due to affiliates	(5)	13

Net cash provided by operating activities	5,999	6,638

Cash flows from investing activities:
Additions to real estate and related assets	(10)	(81)
Proceeds from sale of real estate assets	4,545	—
Change in restricted cash	(524)	(872)

Net cash provided by (used in) investing activities	4,011	(953)

Cash flows from financing activities:
Distributions to investors	(5,046)	(5,568)
Proceeds from notes payable	—	51,625
Repayment of notes payable and lines of credit	(865)	(51,813)
Proceeds from lines of credit with affiliates	—	1,935
Payment of loan deposits	—	(433)
Refund of loan deposits	—	433
Deferred financing costs paid	—	(2,177)
Payment of costs related to the early extinguishment of debt	—	(212)

Net cash used in financing activities	(5,911)	(6,210)

Net increase (decrease) in cash and cash equivalents	4,099	(525)
Cash and cash equivalents, beginning of year	1,382	1,907

Cash and cash equivalents, end of year	$5,481	$1,382

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Dividends declared and unpaid	$429	$429
Accrued capital expenditures	$19	$—
Notes payable assumed by buyer in real estate disposition	$14,175	$—
Supplemental Cash Flow Disclosures:
Interest paid	$7,994	$7,774

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS

Cole Credit Property Trust, Inc. (the “Company”) is a Maryland corporation that was formed on March 29, 2004 that is organized and operates as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company’s business is conducted through Cole Operating Partnership I, LP (“Cole OP I”), a Delaware limited partnership. The Company is the sole general partner of and owns a 99.99% partnership interest in Cole OP I. Cole REIT Advisors, LLC (“Cole Advisors”), the advisor to the Company, is the sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of Cole OP I.

As of December 31, 2011, the Company owned 41 properties comprising 1.0 million square feet of single-tenant retail and commercial space located in 19 states. As of December 31, 2011, these properties were 100% leased.

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

Investment in and Valuation of Real Estate and Related Assets

The Company is required to make subjective assessments as to the useful lives of its depreciable assets. The Company considers the period of future benefit of each respective asset to determine the appropriate useful life of the assets. Real estate and related assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, including acquisition related expenses incurred prior to January 1, 2009, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate and related assets. All repairs and maintenance are expensed as incurred.

Real estate assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of the Company’s real estate and related assets by class are generally as follows:

September 30,
Building	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

assets by determining whether the carrying value of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally fair value is determined using a discounted cash flow analysis and recent comparable sales transactions.

The Company continues to monitor one property with a book value of $4.1 million for which it has identified impairment indicators. For this property, the undiscounted future operating cash flows expected from the use of this property and its eventual disposition exceeded its carrying value as of December 31, 2011. Should the conditions related to this property change, the underlying assumptions used to determine the expected undiscounted future operating cash flows may change and adversely affect the recoverability of the carrying value related to such property. No impairment losses or adjustments to related intangible assets or liabilities were recorded during the year ended December 31, 2011. The Company recorded an impairment loss of $2.8 million related to this property and wrote off the unamortized below market lease intangible liability related to the original lease agreement of $31,000 during the year ended December 31, 2010.

When developing estimates of future cash flows, the Company makes assumptions such as future market rental income rates subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the number of months needed to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating future cash flows could result in a different determination of the property’s future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the fair value of the Company’s real estate and related assets.

When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation of the assets and estimate the fair value, net of selling costs. If, in the Company’s opinion, the fair value, net of selling costs, of the asset is less than the carrying value, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the asset, net of selling costs. The Company had no assets identified as held for sale as of December 31, 2011 and 2010. The Company is in the due diligence process with potential buyers for the sale of five properties for an aggregate price greater than their aggregate net book value of $18.8 million. As of December 31, 2011, it was not considered by the Company to be probable that the sale of the properties would be completed and, therefore, the Company believes the requirements under GAAP to treat the properties as held for sale were not met.

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

The fair values of above market and below market in-place lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease values are capitalized as intangible lease assets or liabilities. Above market lease values are amortized as an adjustment of rental income over the remaining terms of the respective leases. Below market leases are amortized as an adjustment of rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not the Company expects a tenant to execute a bargain renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, our relationship with the tenant and the availability of competing tenant space. If a lease is terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

The fair values of in-place leases include direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals which are avoided by acquiring a property with an in-place lease. Direct costs associated with obtaining a new tenant include commissions and other direct costs and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The intangible values of opportunity costs, which are determined using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease, are capitalized as intangible lease assets and are amortized to expense over the remaining term of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The determination of the fair values of the real estate and related assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount and capitalization rates, interest rates and other variables. The use of alternative estimates may result in a different allocation of the Company’s purchase price, which could impact the Company’s results of operations.

Discontinued Operations

Upon the disposal of a real estate asset or the determination of a real estate asset as being held for sale, the Company determines if the asset disposed of is considered a component of the Company. A component is comprised of operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the rest of the Company. If the asset is considered a component of the Company, the results of operations and gains or losses on the sale of the component are required to be presented in discontinued operations if both of the following criteria are met: (1) the operations and cash flows of the asset have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction and (2) the Company will not have any significant continuing involvement in the operations of the asset after the disposal transaction. Also, the prior period results of operations for the asset are reclassified and presented in discontinued operations in the prior consolidated statements of operations.

Sales of Real Estate Assets

Gains on the sale of real estate assets are generally recognized by the full accrual method when the following criteria are met: (1) the gain is determinable, that is, the collectability of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (2) the earnings process is virtually complete, that is, the Company is not obligated to perform significant activities after the sale to earn the gain.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. The Company considers investments in highly liquid money market accounts to be cash equivalents.

Restricted Cash

Included in restricted cash as of December 31, 2011, was $1.4 million held by lenders in escrow accounts primarily for tenant and capital improvements, leasing commissions and repairs and maintenance for certain properties, in accordance with the respective lender’s loan agreement. In addition, as part of certain debt agreements discussed in Note 6, rents from the encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess funds are disbursed to the Company. As of December 31, 2011, the Company had no restricted cash held by lenders in a lockbox account.

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

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Financing Costs

Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Amortization of deferred financing costs for the years ended December 31, 2011 and 2010, was $549,000 and $477,000, respectively, and was recorded in interest expense in the consolidated statements of operations.

Revenue Recognition

Certain properties have leases where minimum rental payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of determining the straight line basis. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period the related costs are incurred.

Income Taxes

The Company currently qualifies as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code. The Company generally will not be subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, so long as it distributes at least 90% of its taxable income (excluding capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Concentration of Credit Risk

As of December 31, 2011, the Company had cash, including restricted cash, on deposit in two financial institutions, which was $4.3 million in excess of federally insured levels; however, the Company has not experienced any losses in such accounts. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

As of December 31, 2011, three tenants in the drugstore industry and one tenant in the home improvement industry accounted for 41% and 12%, respectively, of the Company’s 2011 gross annualized rental revenues. Two tenants in the drugstore industry accounted for 24% and 10% of the Company’s 2011 gross annualized rental revenues. Additionally the Company has certain geographic concentration in its property holdings. In particular, as of December 31, 2011, eight of the Company’s properties were located in Texas, accounting for 27% of the Company’s 2011 gross annualized rental revenues.

Stockholders’ Equity

As of each of December 31, 2011 and 2010, the Company was authorized to issue 90,000,000 shares of common stock and 10,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. The Company’s board of directors may authorize additional shares of capital stock and amend their terms without obtaining stockholder approval.

The par value of investor proceeds raised was classified as common stock, with the remainder allocated to capital in excess of par value. As the Company’s share redemption program allows the Company’s board of directors to reject any request for redemption, the Company accounts for the common stock issued as permanent equity, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity.

Redemptions of Common Stock

In accordance with the Company’s share redemption program, the purchase price paid for redeemed shares will equal the lesser of (1) the price actually paid for those shares or (2) either (i) $8.50 per share or (ii) 90.0% of the net asset value per share as determined by the Company’s board of directors. Therefore, the share redemption price would be $7.16 per share based on the most recently disclosed estimated value of $7.95 per share as determined by the Company’s board of directors, as of December 31, 2011. However, the Company’s share redemption program provides that the Company’s board of directors must determine at the beginning of each fiscal year the maximum amount of shares that the Company may redeem during that year. The Company’s board of directors determined that no amounts were to be made available for redemption during the year ended December 31, 2011.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Interest

Interest is charged to interest expense as it accrues. No interest costs were capitalized during the years ended December 31, 2011 and 2010.

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

Reclassifications

Certain prior year balances have been reclassified in the consolidated statement of operations to conform with the current year presentation of discontinued operations.

Recent Accounting Pronouncements

In May 2011, FASB issued ASU 2011-04, Fair Value Measurements and Disclosures (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, (“ASU 2011-04”), which converges guidance between GAAP and International Financial Reporting Standards to provide a uniform framework of fair value measurements and requires additional disclosures including: quantifiable information about unobservable inputs used, a description of valuation processes used and a qualitative discussion about the sensitivity of the measurements to changes in unobservable inputs for Level 3 fair value measurements. ASU 2011-04 became effective for the Company on January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 — FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value in GAAP and requires disclosures about fair value measurements. ASC 820 emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.

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

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As discussed in Note 2 above, during the year ended December 31, 2010, real estate assets related to one property with a carrying amount of $7.0 million were deemed to be impaired and their carrying values were reduced to their estimated fair value of $4.2 million, resulting in an impairment charge of $2.8 million, which is included in impairment of real estate assets on the consolidated statement of operations for the year ended December 31, 2010. The Company used a discounted cash flow analysis and recent comparable sales transactions to estimate the fair value of this property. The discounted cash flow analysis utilized internally prepared probability-weighted cash flow estimates including estimated discount ranges and terminal capitalization rates, which were within historical average ranges and gathered for specific geographic areas based on information obtained from third-party service providers. The inputs used in the fair value of the real estate assets relating to this property are considered level 3 data inputs. During the year ended December 31, 2011, there was no impairment of real estate assets recorded.

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Cash and cash equivalents, restricted cash, rents and tenant receivables, prepaid expenses, and accounts payable and accrued expenses—The Company considers the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

Notes payable and lines of credit—The fair value is estimated using a discounted cash flow technique based on estimated borrowing rates available to the Company as of December 31, 2011 and 2010. The estimated fair value of the notes payable and the lines of credit with an affiliate was $106.1 million and $2.0 million, respectively, as of December 31, 2011, as compared to the carrying value of $103.5 million and $1.9 million, respectively. The estimated fair value of the notes payable and the lines of credit with an affiliate was $118.2 million and $1.9 million, respectively, as of December 31, 2010, as compared to the carrying value of $118.6 million and $1.9 million, respectively.

Considerable judgment is necessary to develop estimated fair values of certain financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.

NOTE 4 — ACQUIRED INTANGIBLE LEASE ASSETS

Acquired intangible lease assets consisted of the following (in thousands):

	September 30,	September 30,
	As of December 31,
	2011	2010
Acquired in place leases, net of accumulated amortization of $10,943 and $10,313, respectively (with a weighted average life of 105 and 129 months, respectively)	$12,184	$15,933
Acquired above market leases, net of accumulated amortization of $904 and $781, respectively (with a weighted average life of 120 and 133 months, respectively)	1,189	1,311

	$13,373	$17,244

Amortization expense related to the intangible lease assets, for each of the years ended December 31, 2011 and 2010, was $1.9 million.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Estimated amortization expense relating to the intangible lease assets for the five years and thereafter subsequent to December 31, 2011 is as follows (in thousands):

	September 30,	September 30,
	Amount
Year	Leases In-Place	Above Market Leases
2012	$1,638	$122
2013	$1,637	$122
2014	$1,420	$122
2015	$1,251	$122
2016	$1,109	$117

NOTE 5 — DISCONTINUED OPERATIONS

On December 15, 2011, the Company sold a property leased to CarMax Auto Superstores, Inc. in Merriam, Kansas for a gross sales price of $19.1 million. The transaction included the assumption by the purchaser of $14.2 million in debt secured by the property and resulted in net cash proceeds of $4.5 million and a gain of $1.6 million. In addition, pursuant to the advisory agreement, the Company paid disposition fees of $191,000 to its advisor relating to the sale. In connection with this sale, $1.1 million of receivables related to straight-line rental revenue were written off as a reduction to the gain. The property’s revenues for the years ended December 31, 2010 and 2011 were $1.5 million and $1.6 million, respectively. The property’s results have been presented as discontinued operations on the Company’s consolidated statements of operations for all periods presented. Subsequent to the sale of the property, the Company has no continuing involvement with the property.

The following table presents the major classes of assets and liabilities of the property that were disposed of in connection with the sale of this property as of the sale date, December 15, 2011 (in thousands):

September 30,
December 15, 2011
Assets:
Total investment in real estate assets, net	$15,913
Rents and tenant receivables	$1,139
Liabilities:
Notes payable	$14,175

NOTE 6 — NOTES PAYABLE AND LINES OF CREDIT

As of December 31, 2011, the Company had $105.4 million outstanding in mortgage notes payable and lines of credit borrowings, with fixed interest rates ranging from 5.27% to 8.68% and a weighted average interest rate of 6.62%. These borrowings mature on various dates from March 2013 through June 2031, with a weighted average remaining term of 4.7 years. During the year ended December 31, 2010, the Company entered into two revolving line of credit agreements that provide for an aggregate of $2.9 million of available borrowings from Series C, LLC (“Series C”), which is an affiliate of Cole Advisors, on which the Company borrowed $1.9 million under one of the revolving lines of credit. Borrowings under the line of credit agreements bear a fixed interest rate of 5.75% and mature in March 2013. Each of the mortgage notes payable and lines of credit are secured by the respective properties and their related leases on which the debt was placed. The mortgage notes and lines of credit are generally non-recourse to the Company and Cole OP I, but both are liable for customary non-recourse carve-outs. The mortgage notes payable and lines of credit contain customary default provisions. Generally, upon the occurrence of an event of default, interest on the mortgage notes will accrue at an annual default interest rate equal to the lesser of (1) the maximum rate permitted by applicable law, or (2) the then-current interest rate plus a percentage specified in the respective loan agreement. Certain mortgage notes payable contain customary affirmative, negative and financial covenants, such as requirements for minimum net worth, debt service coverage ratios, limitations on leverage ratios and variable rate debt. Based on the Company’s analysis and review of its results and related requirements, the Company believes it was in compliance with the covenants of such mortgage notes payable as of December 31, 2011.

On December 15, 2011, the Company sold a property, as discussed in Note 5, which was subject to a mortgage loan with an aggregate principal balance of $14.2 million. The Company has no further obligations to the lender for this loan as the purchaser assumed the loan, including the payment and performance obligations of the borrower and guarantor, as set forth under the loan.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the year ended December 31, 2011, the Company elected to extend the maturity date on its $1.9 million line of credit with an affiliate from March 2012 to March 2013. Also, the Company elected to extend the maturity date of one mortgage note totaling $7.8 million from June 2011 to June 2031, in accordance with the hyper-amortization provisions of the mortgage note. Under the hyper-amortization provisions of this note, and certain other mortgage notes of the Company, the individual mortgage note maturity date will be extended by 20 years. During such period, the lender will apply 100% of the rents collected from the property collateralizing the note to the following items in the order indicated: (1) payment of accrued interest at the original fixed interest rate, (2) all payments for escrow or reserve accounts, (3) any operating expenses of the property pursuant to an approved annual budget and (4) any extraordinary operating or capital expenses. The balance of the rents collected will be applied to the following items in such order as the lender may determine: (1) any other amounts due in accordance with the loan document, (2) the reduction of the principal balance of the mortgage note, and (3) interest accrued at the “Revised Interest Rate” but not previously paid. As used herein, the Revised Interest Rate means an interest rate equal to the greater of (i) the initial fixed interest rate as stated in the loan agreement plus 2.0% per annum or (ii) the then current Treasury Constant Maturity Yield Index plus 2.0% per annum. The Revised Interest Rate on the mortgage note discussed above during the extended maturity period is 8.68%. Subsequent to December 31, 2011, the Company repaid $3.0 million of the outstanding principal balance on this note.

Generally, the mortgage notes may not be prepaid, in whole or in part, except under the following circumstances: (1) the prepayment may be made subject to payment of a yield maintenance premium or through defeasance, (2) full prepayment may be made on any of the three monthly payment dates occurring immediately prior to the maturity date, and (3) partial prepayments resulting from the application of insurance or condemnation proceeds to reduce the outstanding principal balance of the mortgage notes. Notwithstanding the prepayment limitations, the Company may sell the properties to a buyer that assumes the respective mortgage loan. The transfer would be subject to the conditions set forth in the individual property’s mortgage note document, including without limitation, the lender’s approval of the proposed buyer and the payment of the lender’s fees, costs and expenses associated with the sale of the property and the assumption of the loan.

The following table summarizes the scheduled aggregate principal repayments for the five years subsequent to December 31, 2011 and thereafter (in thousands):

	September 30,
For the year ending December 31,	Principal Repayments
2012	$4,415	(1)
2013	3,513
2014	1,695
2015	75,930
2016	18,214
Thereafter	1,678

Total	$105,445

(1)

Subsequent to December 31, 2011, the Company repaid $3.0 million of the $7.8 million principal balance of the mortgage note discussed above. This repayment is reflected in the principal payments for the year ending December 31, 2012, and the remaining principal balance is amortized over the remaining note term.

NOTE 7 — ACQUIRED BELOW MARKET LEASE INTANGIBLES

Acquired below market lease intangibles consisted of the following (in thousands):

	September 30,	September 30,
	As of December 31,
	2011	2010
Acquired below market leases, net of accumulated amortization of $1,406 and $1,208, respectively (with a weighted average life of 56 and 68 months, respectively)	$791	$989

Amortization income relating to the intangible lease liability for each of the years ended December 31, 2011 and 2010 was $198,000 and $232,000, including the $31,000 write-off relating to one property during 2010 as discussed in Note 2, respectively.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Estimated amortization income relating to the intangible lease liability for the five years and thereafter subsequent to December 31, 2011 is as follows (in thousands):

September 30,
Year	Below Market Leases
2012	$198
2013	$198
2014	$132
2015	$55
2016	$55

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.

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

NOTE 9 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS

Certain affiliates of the Company’s advisor received fees and compensation in connection with the Company’s private placement of shares of its common stock. Certain affiliates of the Company’s advisor have received, and may continue to receive, fees and compensation in connection with the acquisition, financing and management of the assets of the Company. Other various transactions may result in the receipt of commissions, fees and other compensation by Cole Advisors and its affiliates, including disposition fees, subordinated participation in net sale proceeds and subordinated performance fees.

If Cole Advisors provides substantial services, as determined by the Company, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors a financing coordination fee equal to 1% of the amount available under such financing; provided, however, that Cole Advisors shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors received such a fee. Financing coordination fees payable on loan proceeds from permanent financing will be paid to Cole Advisors as the Company acquires such permanent financing. However, no fees will be paid on loan proceeds from any line of credit until such time as all net offering proceeds have been invested by the Company. No such fees were incurred by the Company during the year ended December 31, 2011. During the year ended December 31, 2010, the Company incurred $516,000 for such financing coordination fees.

The Company paid, and expects to continue to pay, Cole Realty Advisors, Inc. (“Cole Realty”), its property manager, fees for the management and leasing of the Company’s properties. Property management fees are equal to 3% of gross revenues, and leasing fees are at prevailing market rates, not to exceed the greater of $4.50 per square foot or 7.5% of the total lease obligation. During the years ended December 31, 2011 and 2010, the Company incurred $469,000 and $484,000, respectively, for property management fees incurred relating to the sale of one property and included within discontinued operations. As of December 31, 2011 and December 31, 2010, $39,000 and $45,000, respectively, of property management fees had been incurred but not paid by the Company, and are included in due to affiliates on the consolidated balance sheets.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cole Realty, or its affiliates, also receives acquisition and advisory fees of up to 3% of the contract purchase price of each property. No such fees were incurred by the Company during the years ended December 31, 2011 and 2010.

The Company is obligated to pay Cole Advisors an annualized asset management fee of up to 0.25% of the aggregate asset value of the Company’s assets. Pursuant to a waiver of the fee by Cole Advisors, no asset management fees were incurred by the Company during the year ended December 31, 2011 and 2010. The Company is not obligated to pay any amounts for such periods. However, Cole Advisors may elect to charge asset management fees in future periods up to the 0.25% fee.

If Cole Advisors, or its affiliates, provides a substantial amount of services, as determined by the Company, in connection with the sale of one or more properties, the Company will pay Cole Advisors an amount up to 3% of the contract price of each asset sold. In no event will the combined disposition fee paid to Cole Advisors, its affiliates and unaffiliated third parties exceed the reasonable, customary and competitive amount for such services. In addition, after investors have received a return of their net capital contributions and a 7.5% annual cumulative, non-compounded return, then Cole Advisors is entitled to receive 20% of the remaining net sale proceeds. As discussed in Note 5, the Company paid $191,000 to Cole Advisors in connection with the sale of a property. No such fees were incurred by the Company during the year ended December 31, 2010.

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

The Company may reimburse Cole Advisors for expenses it incurs in connection with its provision of administrative services, including related personnel costs. The Company does not reimburse for personnel costs in connection with services for which Cole Advisors receives acquisition fees or disposition fees. No such costs were incurred by the Company during the years ended December 31, 2011 and 2010.

During the year ended December 31, 2010, the Company entered into two revolving line of credit agreements that provide for an aggregate of $2.9 million of available borrowings from Series C, which is an affiliate of Cole Advisors, on which the Company borrowed $1.9 million under one of the revolving lines of credit. No financing coordination fee was paid, or will be paid, to Cole Advisors or its affiliates in connection with these revolving lines of credit. The line of credit agreements bear a fixed interest rate of 5.75% and mature in March 2013. During the year ended December 31, 2011 and 2010, the Company incurred $113,000 and $85,000, respectively, of interest expense related to the aforementioned lines of credit. As of December 31, 2011 and December 31, 2010, $10,000 and $9,000, respectively, of such expense had been incurred but not paid by the Company, and is included in due to affiliates on the consolidated balance sheets.

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

NOTE 11 — STOCKHOLDERS’ EQUITY

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

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company determines at the beginning of each fiscal year the maximum amount of shares that it may redeem during that year. The Company may use up to 1.0% of its annual cash flow to meet these redemption needs, including cash proceeds generated from new offerings, operating cash flow not intended for dividends, borrowings, and capital transactions such as asset sales or refinancings. During the years ended December 31, 2011 and 2010, the Company redeemed no shares under the share redemption program.

In the event that the Company accepts redemption requests, except as described below for redemptions upon the death of a stockholder, the purchase price for the redeemed shares would equal the lesser of (1) the price actually paid for those shares or (2) either (i) $8.50 per share or (ii) 90.0% of the net asset value per share, as determined by the Company’s board of directors. Therefore, the share redemption price would be $7.16 per share based on the most recently disclosed estimated value of $7.95 per share as determined by the Company’s board of directors. The Company’s board of directors reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemption, or (4) otherwise amend the terms of the share redemption program.

In the event that the Company accepts redemption requests, the purchase price for shares redeemed upon the death of a stockholder generally would be equal to the price the stockholder actually paid for the shares. If, at the time of redemption, the Company’s advisor or another firm it might choose for that purpose has made a determination of the net asset value per share, the purchase price for shares redeemed upon the death of a stockholder would be the net asset value of the shares as so determined. On January 11, 2012, the Company’s board of directors established an estimated value of the Company’s common stock, as of December 31, 2011, of $7.95 per share. The Company will redeem shares upon the death of a stockholder only to the extent that it has sufficient funds available for such redemptions.

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

NOTE 12 — INCOME TAXES

For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders’ basis in their shares. The following table shows the character of the distributions we paid on a percentage basis for the years ended December 31, 2011 and 2010:

	September 30,	September 30,
Character of Distributions:	2011	2010
Ordinary dividends	33%	33%
Capital gain distributions	43%	—%
Nontaxable distributions	24%	67%

Total	100%	100%

As of December 31, 2011 and 2010, the tax basis carrying value of the Company’s land and depreciable real estate assets was $163.3 million and $183.6 million, respectively. During the years ended December 31, 2011 and 2010, the Company incurred state and local income and franchise taxes of $122,000 and $94,000, respectively, which has been recorded in general and administrative expenses in the consolidated statements of operations.

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

The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, as of December 31, 2011, is as follows (in thousands):

September 30,
Year Ending December 31,	Amount
2012	$13,938
2013	13,938
2014	12,624
2015	11,616
2016	10,514
Thereafter	52,521

$115,151

NOTE 14 — SUBSEQUENT EVENTS

Estimated Value Per Share

The Company reported an estimated per share value of its common stock on January 11, 2012, for purposes of assisting fiduciaries of plans subject to the annual reporting requirements of ERISA, and IRA trustees or custodians, in preparing reports relating to an investment in the Company’s shares. The Company’s board of directors established an estimated value of the Company’s common stock, as of December 31, 2011, of $7.95 per share, a $0.30, or 3.9%, increase from the estimated value of the Company’s common stock as of December 31, 2010, of $7.65 per share.

Share Redemption Program

The Company’s share redemption program provides that the Company’s board of directors must determine at the beginning of each fiscal year the maximum amount of shares that the Company may redeem during that year. The Company’s board of directors has determined that the Company will not redeem any shares pursuant to its share redemption program during the year ending December 31, 2012.

Notes Payable

Subsequent to December 31, 2011, the Company repaid $3.0 million of the outstanding principal balance on its hyper amortization mortgage note with proceeds from the sale of the CarMax property, as discussed in Note 5. The remaining principal balance outstanding on such note is $4.4 million as of March 14, 2012.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of March 2012.

Cole Credit Property Trust, Inc. (Registrant)

By:	/s/ Christopher H. Cole
Christopher H. Cole
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as and on the date indicated.

Signature	Title	Date

/s/ Christopher H. Cole Christopher H. Cole	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2012

/s/ D. Kirk McAllaster, Jr. D. Kirk McAllaster, Jr.	Executive Vice President, Chief Financial Officer and Treasurer and Director (Principal Financial Officer)	March 14, 2012

/s/ Simon J. Misselbrook Simon J. Misselbrook	Vice President of Accounting (Principal Accounting Officer)	March 14, 2012

/s/ Marc T. Nemer Marc T. Nemer	Director	March 14, 2012

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 2.1 of the Company’s Form 10-SB (File No. 000-51962), filed on May 1, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 2.2 to the Company’s Form 10-SB (File No. 000-51962), filed on May 1, 2006).

10.1	Agreement of Limited Partnership of Cole Operating Partnership I, LP, dated April 6, 2004, between Cole Credit Property Trust, Inc. and the limited partners thereto (Incorporated by reference to Exhibit 6.1 to the Company’s Form 10-SB (File No. 000-51962), filed on May 1, 2006).

10.2	Property Management and Leasing Agreement, dated April 6, 2004, among Cole Credit Property Trust, Inc., Cole Operating Partnership I, LP and Cole Realty Advisors, Inc. (Incorporated by reference to Exhibit 6.2 to the Company’s Form 10-SB (File No. 000-51962), filed on May 1, 2006).

10.3	Advisory Agreement, dated April 6, 2004, as amended, between Cole Credit Property Trust, Inc. and Cole REIT Advisors, LLC (Incorporated by reference to Exhibit 6.3 to the Company’s Form 10-SB (File No. 000-51962), filed on May 1, 2006).

10.4	Loan Agreement, dated April 1, 2010, by and between Cole Credit Property Trust, Inc., and certain of its wholly-owned subsidiaries, collectively as Borrower, and The Royal Bank of Scotland PLC as lender (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 000-51962), filed on May 14, 2010).

10.5	Loan Agreement, dated April 1, 2010, by and between Cole Mezzco CCPT I, LLC as Borrower, and IVI Cole Mezz, LLC as lender (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 000-51962), filed on May 14, 2010).

21.1	List of Subsidiaries (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 000-51962), filed on March 29, 2010).

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
***	XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 as amended, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.