Form 10-Q
period 2012-03-31
Cole Credit Property Trust Inc
filed 2012-05-15
CIK 1289272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 14, 2012, there were 10,090,951 shares of common stock, par value of $0.01, of Cole Credit Property Trust, Inc. outstanding.

COLE CREDIT PROPERTY TRUST, INC.

PART I

FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited interim financial statements as of and for the three months ended March 31, 2012 have been prepared by Cole Credit Property Trust, Inc. (the “Company,” “we,” “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

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

COLE CREDIT PROPERTY TRUST, INC.

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
ASSETS
Investment in real estate assets:
Land	$48,759	$48,759
Buildings and improvements, less accumulated depreciation of $22,840 and $21,998, respectively	88,011	88,853
Acquired intangible lease assets, less accumulated amortization of $12,287 and $11,847, respectively	12,933	13,373

Total investment in real estate assets, net	149,703	150,985
Cash and cash equivalents	1,920	5,481
Restricted cash	1,451	1,396
Rents and tenant receivables	1,190	1,124
Prepaid expenses and other assets	62	90
Deferred financing costs, less accumulated amortization of $1,450 and $1,320, respectively	1,666	1,775

Total assets	$155,992	$160,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$100,221	$103,510
Lines of credit with affiliate	1,935	1,935
Accounts payable and accrued expenses	711	846
Due to affiliates	46	49
Acquired below market lease intangibles, less accumulated amortization of $1,456 and $1,406, respectively	741	791
Distributions payable	427	429
Deferred rent	429	645

Total liabilities	104,510	108,205

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 10,090,951 shares issued and outstanding	101	101
Capital in excess of par value	90,424	90,424
Accumulated distributions in excess of earnings	(39,043)	(37,879)

Total stockholders’ equity	51,482	52,646

Total liabilities and stockholders’ equity	$155,992	$160,851

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues:
Rental and other property income	$3,557	$3,505
Tenant reimbursement income	105	85

Total revenue	3,662	3,590

Expenses:
General and administrative expenses	202	189
Property operating expenses	150	155
Property management expenses	112	109
Depreciation	842	842
Amortization	409	409

Total operating expenses	1,715	1,704

Operating income	1,947	1,886

Other expense:
Interest expense, net	(1,857)	(1,854)

Total other expense	(1,857)	(1,854)

Income from continuing operations	90	32

Discontinued operations:
Income from operations	—	45

Income from discontinued operations	—	45

Net income	$90	$77

Weighted average number of common shares outstanding:
Basic and diluted	10,090,951	10,090,951

Income from continuing operations per common share:
Basic and diluted	$0.01	$0.00

Income from discontinued operations per common share:
Basic and diluted	$—	$0.00

Net income per common share:
Basic and diluted	$0.01	$0.01

Distributions declared per common share:	$0.12	$0.12

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions	Total
	Number of			in Excess of	Stockholders’
	Shares	Par Value		Earnings	Equity
Balance, January 1, 2012	10,090,951	$101	$90,424	$(37,879)	$52,646
Distributions	—	—	—	(1,254)	(1,254)
Net income	—	—	—	90	90

Balance, March 31, 2012	10,090,951	$101	$90,424	$(39,043)	$51,482

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$90	$77
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	842	909
Amortization of intangible lease assets and below market lease intangibles, net	390	431
Amortization of deferred financing costs	130	139
Changes in assets and liabilities:
Rents and tenant receivables	(66)	(91)
Prepaid expenses and other assets	28	35
Accounts payable and accrued expenses	(132)	(96)
Deferred rent	(216)	(386)
Due to affiliates	(3)	(5)

Net cash provided by operating activities	1,063	1,013

Cash flows from investing activities:
Additions to real estate and related assets	(19)	—
Change in restricted cash	(55)	(145)

Net cash used in investing activities	(74)	(145)

Cash flows from financing activities:
Distributions to investors	(1,256)	(1,243)
Repayment of notes payable	(3,289)	(171)
Deferred financing costs paid	(5)	—

Net cash used in financing activities	(4,550)	(1,414)

Net decrease in cash and cash equivalents	(3,561)	(546)
Cash and cash equivalents, beginning of period	5,481	1,382

Cash and cash equivalents, end of period	$1,920	$836

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$427	$429
Accrued deferred financing costs	$16	$—
Supplemental Cash Flow Disclosures:
Interest paid	$1,763	$1,952

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

March 31, 2012

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

As of March 31, 2012, the Company owned 41 properties comprising 1.0 million square feet of single-tenant retail and commercial space located in 19 states. As of March 31, 2012, these properties were 100% leased.

The Company’s stock is not currently listed on a national exchange. The Company may seek to list its shares of common stock for trading on a national securities exchange only if the board of directors of the Company believes listing would be in the best interest of its stockholders. The Company does not intend to list its shares of common stock at this time. The Company does not anticipate that there would be any market for its common stock until its shares are listed on a national securities exchange. In the event the Company does not obtain listing prior to February 1, 2016, its charter requires that it either: (1) seek stockholder approval of an extension or amendment of this listing deadline; or (2) seek stockholder approval to adopt a plan of liquidation.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 8 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2011 and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The accompanying condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated unaudited financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investment in and Valuation of Real Estate and Related Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

The Company continues to monitor one property with a book value of $4.1 million for which it has identified impairment indicators and assessed the recoverability of the carrying value of the property. For this property, the undiscounted future cash flows expected as a result of the use of the real estate and related assets and the eventual disposition of the asset continued to exceed its carrying value as of March 31, 2012. Should the conditions related to this property, or any of the Company’s other properties, change, the underlying assumptions used to determine the expected undiscounted future cash flows may change and adversely affect the recoverability of the respective real estate and related assets’ carrying values. No impairment losses were recorded during each of the three months ended March 31, 2012 or 2011.

When developing estimates of future cash flows, the Company makes assumptions such as future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the number of months needed to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating future cash flows could result in a different determination of the property’s future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the fair value of the Company’s real estate and related assets.

When a real estate asset is identified as held for sale, the Company will cease depreciation and amortization of the assets and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, is less than the net book value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no properties identified as held for sale as of March 31, 2012 or December 31, 2011. The Company is in the due diligence process with potential buyers for the sale of five properties for an aggregate price greater than their net book value of $18.7 million. As of March 31, 2012, it was not considered by the Company to be probable that the sale of the properties would be completed and, therefore, the Company believes the requirements under GAAP to treat the properties as held for sale were not met.

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

Restricted Cash

Included in restricted cash was $1.4 million, as of March 31, 2012, held by lenders in escrow accounts primarily for tenant and capital improvements, leasing commissions and repairs and maintenance for certain properties, in accordance with the respective lender’s loan agreement. In addition, as of March 31, 2012, the Company had $51,000 in restricted cash held by lenders in a lockbox account. As part of certain debt agreements discussed in Note 5, rents from the encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess funds are disbursed to the Company.

Redemptions of Common Stock

In accordance with the Company’s share redemption program, the purchase price paid for redeemed shares will equal the lesser of (1) the price actually paid for those shares or (2) either (i) $8.50 per share or (ii) 90.0% of the net asset value per share as determined by the Company’s board of directors. Therefore, the share redemption price would be $7.16 per share based on the most recently disclosed estimated value of $7.95 per share as determined by the Company’s board of directors, as of December 31, 2011. However, the Company’s share redemption program provides that the Company’s board of directors must determine at the beginning of each fiscal year the maximum amount of shares that the Company may redeem during that year. The Company’s board of directors determined that no amounts are to be made available for redemption during the year ending December 31, 2012.

Reclassifications

Certain prior year balances have been reclassified in the condensed consolidated unaudited statement of operations to conform with the current year presentation of general and administrative expenses and discontinued operations.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

Recent Accounting Pronouncements

In June 2011, the U.S. Financial Accounting Standards Board issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 became effective for us beginning January 1, 2012. The adoption of ASU 2011-05 did not have a material effect on our consolidated financial statements or disclosures, because our net income equals our comprehensive income.

NOTE 3 — FAIR VALUE MEASUREMENTS

GAAP defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. GAAP emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Cash and cash equivalents, restricted cash, rents and tenant receivables, prepaid expenses, and accounts payable and accrued expenses – The Company considers the carrying values of these financial assets and liabilities to approximate fair value because of the short period of time between their origination and their expected realization.

Notes payable and lines of credit – The fair value is estimated using a discounted cash flow analysis based on estimated borrowing rates available to the Company as of March 31, 2012 and December 31, 2011. The estimated fair value of the notes payable and the lines of credit with an affiliate was $104.3 million and $2.0 million, respectively, as of March 31, 2012, as compared to the carrying value of $100.2 million and $1.9 million, respectively. The estimated fair value of the notes payable and the lines of credit with an affiliate was $106.1 million and $2.0 million, respectively, as of December 31, 2011, as compared to the carrying value of $103.5 million and $1.9 million, respectively. The fair value of the Company’s notes payable and lines of credit is estimated using Level 2 inputs.

Considerable judgment is necessary to develop estimated fair values of certain financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.

NOTE 4 — DISCONTINUED OPERATIONS

On December 15, 2011, the Company sold a property leased to CarMax Auto Superstores, Inc. in Merriam, Kansas for a gross sales price of $19.1 million, resulting in net cash proceeds of $4.5 million and a gain of $1.6 million. Therefore, no revenue related to this property was recorded for the three months ended March 31, 2012. Revenue for the three months ended March 31, 2011 was $396,000. The property’s results have been presented as discontinued operations on the Company’s condensed consolidated unaudited statements of operations for the three months ended March 31, 2011. Subsequent to the sale of the property, the Company has no continuing involvement with the property.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

NOTE 5 — NOTES PAYABLE AND LINES OF CREDIT

As of March 31, 2012, the Company had $102.2 million outstanding in mortgage notes payable and line of credit borrowings, with fixed interest rates ranging from 5.27% to 8.68% and a weighted average interest rate of 6.55%. These borrowings mature on various dates from March 2013 through June 2031, and have a weighted average remaining term of 4.0 years. Each of the mortgage notes payable and lines of credit are secured by the respective properties and their related leases on which the debt was placed. The mortgage notes and lines of credit are generally non-recourse to the Company and Cole OP I, but both are liable for customary non-recourse carve-outs. The mortgage notes payable and lines of credit contain customary default provisions. Generally, upon the occurrence of an event of default, interest on the mortgage notes will accrue at an annual default interest rate equal to the lesser of (1) the maximum rate permitted by applicable law, or (2) the then-current interest rate plus a percentage specified in the respective loan agreement. Certain mortgage notes payable contain customary affirmative, negative and financial covenants, such as requirements for minimum net worth, debt service coverage ratios, limitations on leverage ratios and variable rate debt. Based on the Company’s analysis and review of its results and related requirements, the Company believes it was in compliance with the covenants of such mortgage notes payable as of March 31, 2012.

As of March 31, 2012, the Company had two revolving line of credit agreements that provide for an aggregate of $2.9 million of available borrowings from affiliates of Cole Advisors. The Company has borrowed $1.9 million under one of the revolving lines of credit, which remained outstanding as of March 31, 2012. During the three months ended March 31, 2012, the maturity date on the other revolving line of credit, with available borrowings of $1.0 million, was extended from March 31, 2012 to March 31, 2013. There are no amounts outstanding under this revolving line of credit as of March 31, 2012.

During 2011, the Company elected to extend the maturity date of one mortgage note from June 2011 to June 2031, in accordance with the hyper-amortization provisions of the mortgage note. As of March 31, 2012, the outstanding balance of this mortgage note was $4.5 million. During such hyper-amortization period, the lender will apply 100% of the rents collected from the property collateralizing the note to the following items in the order indicated: (1) payment of accrued interest at the original fixed interest rate, (2) all payments for escrow or reserve accounts, (3) any operating expenses of the property pursuant to an approved annual budget and (4) any extraordinary operating or capital expenses. The balance of the rents collected will be applied to the following items in such order as the lender may determine: (1) any other amounts due in accordance with the loan document, (2) the reduction of the principal balance of the mortgage note, and (3) interest accrued at the “Revised Interest Rate” but not previously paid. As used herein, the Revised Interest Rate means an interest rate equal to the greater of (i) the initial fixed interest rate as stated in the loan agreement plus 2.0% per annum or (ii) the then current Treasury Constant Maturity Yield Index plus 2.0% per annum. The Revised Interest Rate on the mortgage note discussed above during the extended maturity period is 8.68%. Certain other mortgage notes of the Company allow for the maturity date to be extended by 20 years and have similar hyper-amortization provisions that would apply in the event of an extension of their maturity dates.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its condensed consolidated unaudited financial statements.

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

March 31, 2012

NOTE 7 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS

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

If Cole Advisors provides substantial services, as determined by the Company, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors a financing coordination fee equal to 1% of the amount available under such financing; provided, however, that Cole Advisors shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors received such a fee. Financing coordination fees payable on loan proceeds from permanent financing will be paid to Cole Advisors as the Company acquires such permanent financing. However, no fees will be paid on loan proceeds from any lines of credit until such time as all net offering proceeds have been invested by the Company. No such fees were incurred by the Company during the three months ended March 31, 2012 and 2011.

The Company paid, and expects to continue to pay, Cole Realty Advisors, Inc. (“Cole Realty”), its property manager, fees for the management and leasing of the Company’s properties. Property management fees are equal to 3% of gross revenues, and leasing fees are at prevailing market rates, not to exceed the greater of $4.50 per square foot or 7.5% of the total lease obligation. During the three months ended March 31, 2012, the Company incurred $112,000 for property management fees. During the three months ended March 31, 2011, the Company incurred $116,000 for property management fees, of which $7,000 has been included within discontinued operations. As of March 31, 2012 and December 31, 2011, $36,000 and $39,000, respectively, of such costs had been incurred but not paid by the Company, and are included in due to affiliates on the condensed consolidated unaudited financial statements.

Cole Realty, or its affiliates, also receives acquisition and advisory fees of up to 3% of the contract purchase price of each property. No such fees were incurred by the Company during the three months ended March 31, 2012 or 2011.

The Company is obligated to pay Cole Advisors an annualized asset management fee of up to 0.25% of the aggregate asset value of the Company’s assets. Pursuant to a waiver of the fee by Cole Advisors, no asset management fees were incurred by the Company during the three months ended March 31, 2012 or 2011. The Company is not obligated to pay any amounts for such periods. However, Cole Advisors may elect to charge asset management fees in future periods up to the 0.25% fee.

If Cole Advisors, or its affiliates, provides a substantial amount of services, as determined by the Company, in connection with the sale of one or more properties, the Company will pay Cole Advisors an amount up to 3% of the contract price of each asset sold. In no event will the combined disposition fee paid to Cole Advisors, its affiliates and unaffiliated third parties exceed the reasonable, customary and competitive amount for such services. In addition, after investors have received a return of their net capital contributions and a 7.5% annual cumulative, non-compounded return, then Cole Advisors is entitled to receive 20% of the remaining net sale proceeds. No such fees were incurred by the Company during the three months ended March 31, 2012 or 2011 relating to the sale of properties.

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

The Company may reimburse Cole Advisors for expenses it incurs in connection with its provision of administrative services, including related personnel costs. The Company does not reimburse for personnel costs in connection with services for which Cole Advisors receives acquisition fees or disposition fees. No such costs were incurred by the Company during the three months ended March 31, 2012 or 2011.

COLE CREDIT PROPERTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

As of March 31, 2012, the Company had two revolving line of credit agreements that provide for an aggregate of $2.9 million of available borrowings from affiliates of Cole Advisors. The Company has borrowed $1.9 million under one of the revolving lines of credit. No financing coordination fee was paid, or will be paid, to Cole Advisors or its affiliates in connection with these revolving lines of credit. The revolving lines of credit bear a fixed interest rate of 5.75% and mature in March 2013. During each of the three months ended March 31, 2012 and 2011, the Company incurred $28,000 of interest expense related to the aforementioned lines of credit. As of both March 31, 2012 and December 31, 2011, $10,000 of such expense had been incurred but not paid by the Company, and is included in due to affiliates on the condensed consolidated unaudited financial statements.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011. The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.

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

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated unaudited financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated unaudited financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

As of March 31, 2012, we owned 41 properties, which were 100% leased, comprising 1.0 million square feet of single-tenant retail and commercial space located in 19 states. We do not anticipate acquiring any additional properties, unless we continue to dispose of our properties in the ordinary course of business, in which case we may reinvest the net sales proceeds in additional properties, or use net sales proceeds to pay down existing debt, or distribute the net proceeds to our stockholders.

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property acquisition indebtedness. Rental and other property income accounted for 97% and 98% of total revenue during the three months ended March 31, 2012 and 2011, respectively. As 100% of our properties are under lease, with a weighted average remaining lease term of 8.0 years, our exposure to changes in commercial rental rates and contractual lease expirations is substantially mitigated, except for any vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant’s credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

As of March 31, 2012, the debt leverage ratio of our portfolio, which is the ratio of debt to total gross real estate assets net of gross intangible lease liabilities, was 56%. All of our debt is subject to fixed interest rates, ranging from 5.27% to 8.68%, with a weighted average interest rate of 6.55% and a weighted average remaining term of 4.0 years. As we have no outstanding variable rate debt, our exposure to short-term changes in interest rates is limited. However, we will be subject to changes in interest rates as we refinance our debt as it matures. See our contractual obligations table in the section captioned “Liquidity and Capital Resources—Long-term Liquidity and Capital Resources.”

Recent Market Conditions

Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Since 2010, the volume of mortgage lending for commercial real estate has been increasing and lending terms improved; however, such lending activity continues to be significantly less than previous levels. Although lending market conditions improved and they continue to improve, certain factors continue to negatively affect the lending environment, including the sovereign credit issues of certain countries in the European Union. We may experience stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. For properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. Additionally, if we are able to refinance our existing debt as it matures, it may be at lower leverage levels or at rates and terms which are less favorable than our existing debt or, if we elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, the interest rates charged to us will be higher, each of which may adversely affect our results of operations and the distribution rate we are able to pay to our investors. If we are required to sell any of our properties to meet our liquidity requirements or for any reason, such sale will result in lower rental revenue and may be at a price less than our acquisition price for the property, each of which would adversely impact our results of operations and the distributions we are able to pay our investors.

The economic downturn led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the real estate markets by causing higher tenant vacancies, declining rental rates and declining property values. In 2011 and the first quarter of 2012, the economy improved and continues to show signs of recovery. Additionally, the real estate markets have experienced an improvement in property values, occupancy and rental rates; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of March 31, 2012, 100% of our rentable square feet was leased. However, if the recent improvements in economic conditions do not continue, we may experience vacancies or be required to further reduce rental rates on occupied space. If we do experience vacancies, our advisor will actively seek to lease our vacant space, however, such space may be leased at lower rental rates and for shorter lease terms than previously experienced. In addition, as many retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-lease a property may increase as a result.

Results of Operations

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Revenue - Revenue increased $72,000, or 2%, to $3.7 million for the three months ended March 31, 2012, compared to $3.6 million for the three months ended March 31, 2011. The increase was primarily due to an increase in rental income as a result of a full quarter of fixed monthly lease payments recorded during the three months ended March 31, 2012 from a tenant that entered into a new long-term lease agreement on March 28, 2011, which provides for fixed monthly lease payments and potential percentage rent payments. During the three months ended March 31, 2011, this tenant paid reduced rent as a result of a short-term rent relief granted due to a bankruptcy filing. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for 97% and 98% of total revenues during the three months ended March 31, 2012 and 2011, respectively.

General and Administrative Expenses - General and administrative expenses increased $13,000, or 7%, to $202,000 for the three months ended March 31, 2012, compared to $189,000 for the three months ended March 31, 2011. The increase was primarily due to an increase in other professional fees and other license and fees for the three months ended March 31, 2012. Our primary general and administrative expense items are legal and accounting fees, state franchise and income taxes, transfer agent fees and other licenses and fees.

Property Operating Expenses - Property operating expenses remained relatively constant, decreasing $5,000, or 3%, to $150,000 for the three months ended March 31, 2012, compared to $155,000 for the three months ended March 31, 2011. The primary property operating expenses items are property taxes, bad debt expense, insurance and property repairs and maintenance.

Property Management Expenses - Property management expenses remained relatively constant, increasing $3,000, or 3%, to $112,000 for the three months ended March 31, 2012, compared to $109,000 for the three months ended March 31, 2011.

Depreciation and Amortization Expenses - Depreciation and amortization expenses remained constant at $1.3 million during each of the three months ended March 31, 2012 and 2011.

Net Interest Expense - Net interest expense remained relatively constant at $1.9 million for each of the three months ended March 31, 2012 and 2011, increasing $3,000, or less than 1%. The primary net interest expense items are interest expense and amortization of deferred financing costs.

Income from Discontinued Operations - There was no income from discontinued operations for the three months ended March 31, 2012, compared to $45,000 for the three months ended March 31, 2011. On December 15, 2011, the Company sold one property that had a full quarter of operations for the three months ended March 31, 2011 as compared to no operations for the three months ended March 31, 2012. See further discussion in Note 4 to our condensed consolidated unaudited financial statements.

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

For all of these reasons, we believe FFO, in addition to net income and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful in understanding the various ways in which our management evaluates the performance of our real estate portfolio over time. However, not all REITs calculate FFO the same way, so comparisons with other REITs may not be meaningful. FFO should not be considered an alternative to net income or to cash flows from operating activities, and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs.

Our calculation of FFO and reconciliation to net income, which is the most directly comparable GAAP financial measure, is presented in the table below for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
NET INCOME	$90	$77
Depreciation of real estate assets	842	842
Amortization of lease related costs	409	409
Depreciation and amortization of real estate assets from discontinued operations	—	108

Funds from operations (FFO)	$1,341	$1,436

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•

In order to recognize revenues on a straight-line basis over the terms of our respective leases, we recorded a reduction to rental income of $13,000 during the three months ended March 31, 2012. During the three months ended March 31, 2011, we recorded additional rental income of $34,000.

•	Amortization of deferred financing costs totaled $130,000 and $139,000 during the three months ended March 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through net cash provided by operations. During the three months ended March 31, 2012, we elected to extend the maturity date on one of our lines of credit with affiliates with available borrowings of $1.0 million from March 2012 to March 2013. Also during 2011, we elected to extend the maturity date of one mortgage note from June 2011 to June 2031, as further described in Note 5 to our condensed consolidated unaudited financial statements. During the three months ended March 31, 2012, we repaid $3.0 million on this mortgage note. As of March 31, 2012, the outstanding balance of this mortgage note was $4.5 million. In accordance with the hyper-amortization provisions, the loan requires us to apply 100% of the rents received from the property securing the debt to pay interest due on the mortgage note, reserves, if any, and principal reductions until such balance is paid in full through the extended maturity date. The total amount of rents collected during the three months ended March 31, 2012 that were subject to hyper-amortization provisions were $291,000, of which $284,000 was applied to principal and interest payments on the note. As our cash flow from operations and our excess cash from operations from previous periods fully funded our distributions for the three months ended March 31, 2012, this did not impact our ability to pay distributions for the quarter. We are currently evaluating the possible refinancing of the remaining amount outstanding on the note which should further reduce the amount of interest expense we incur. Additionally, we may use the proceeds from the potential sale of certain properties to repay the remaining amount outstanding on the note. If we are unable to refinance or fully repay this note, the hyper-amortization provisions will stay in effect, which will continue to adversely affect our results of operations and cash flows from operations and may impact our ability to pay distributions in the future.

Long-term Liquidity and Capital Resources

We expect to meet our long-term liquidity requirements through proceeds from available borrowings under our revolving lines of credit, secured or unsecured financing or refinancings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations. We expect that our primary uses of capital will be for the payment of operating expenses, including debt service payments and debt maturities on our outstanding indebtedness, for the payment of tenant improvements, leasing commissions and repairs and maintenance, for the possible reinvestment of proceeds from the strategic sale of properties in replacement properties and for the payment of distributions to our stockholders, including special distributions of the net proceeds from the sale of properties. We did not have any material commitments for capital or leasing expenditures outstanding as of March 31, 2012.

We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after payments of principal and interest on our outstanding indebtedness and certain capital or leasing expenditures are made; however, we may use other sources to fund distributions, as necessary, such as proceeds from available borrowings under our revolving lines of credit. To the extent that cash flows from operations are lower than our current expectations due to lower returns on the properties, distributions paid to our stockholders may be reduced.

During the three months ended March 31, 2012 and 2011, we paid distributions of $1.3 million and $1.2 million, respectively. Our distributions for the three months ended March 31, 2012 were fully funded with net cash provided by operations of $1.1 million and excess cash from operations from previous periods of $190,000. Our distributions for the three months ended March 31, 2011 were fully funded with net cash provided by operations of $1.0 million and excess cash from operations from previous periods of $230,000.

As of March 31, 2012, we had cash and cash equivalents of $1.9 million, which we expect to be used primarily to pay operating expenses, interest on our indebtedness and stockholder distributions. In addition, we had restricted cash of $1.5 million held by lenders in escrow accounts for tenant and capital improvements, leasing commissions, repairs and maintenance and other lender reserves for certain properties.

As of March 31, 2012, we had $102.2 million of fixed rate debt outstanding, including $1.9 million that was outstanding under one of our revolving lines of credit. The outstanding debt is subject to fixed interest rates ranging from 5.27% to 8.68%, with a weighted average interest rate of 6.55%, and matures on various dates from March 2013 through June 2031. Our debt leverage ratio, which is the ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 56%, with a weighted average remaining term to maturity of 4.0 years.

Our contractual obligations are as follows (in thousands):

	Payments due by period(1)
		Less Than 1			More Than 5
	Total	Year	1-3 Years	4-5 Years	Years
Principal payments - notes payable	$100,221	$1,494	$5,061	$91,989	$1,677
Interest payments - notes payable	21,973	6,615	12,887	2,429	42
Principal payments - lines of credit	1,935	1,935	—	—	—
Interest payments - lines of credit	111	111	—	—	—

Total	$124,240	$10,155	$17,948	$94,418	$1,719

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

Cash Flow Analysis

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Operating Activities. Net cash provided by operating activities increased $50,000, or 5%, to $1.1 million for the three months ended March 31, 2012, compared to $1.0 million for the three months ended March 31, 2011. The increase was primarily due to a reduction in the change in deferred rent balances of $170,000, combined with an increase in net income of $13,000 for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. These increases were partially offset by a decrease in depreciation and amortization due to the sale of one property in December 2011, combined with an increase in the change in accounts payable and accrued expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. See “—Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities. Net cash used in investing activities decreased $71,000, or 49%, to $74,000 for the three months ended March 31, 2012, compared to $145,000 for the three months ended March 31, 2011. The decrease was primarily due to a decrease in the change in restricted cash of $90,000, driven by the amount of cash required to be held in lender reserve accounts in accordance with the respective loan agreements. This was partially offset by an increase in cash used for additions to real estate and related assets of $19,000 for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Financing Activities. Net cash used in financing activities increased $3.1 million, or 222%, to $4.6 million for the three months ended March 31, 2012, compared to $1.4 million for the three months ended March 31, 2011. The increase was primarily due to an increase in the repayment of notes payable of $3.1 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Election as a REIT

We are taxed as a REIT under the Internal Revenue Code. To maintain our qualification as a REIT, we must meet, and continue to meet, certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).

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

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:

•	Investment in and Valuation of Real Estate and Related Assets;

•	Allocation of Purchase Price of Real Estate and Related Assets;

•	Discontinued Operations;

•	Sale of Real Estate Assets;

•	Revenue Recognition; and

•	Income Taxes.

A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2011, and our critical accounting policies have not changed during the three months ended March 31, 2012. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2011, and related notes thereto.

Commitments and Contingencies

We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 6 to our condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q for further explanations.

Related-Party Transactions and Agreements

We have entered into agreements with Cole Advisors and its affiliates, whereby we have incurred debt, or have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, Cole Advisors or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, asset and property management fees, disposition fees, interest expense on affiliate lines of credit and reimbursement of certain operating costs. See Note 7 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a further explanation of the various related-party transactions, agreements, and fees.

Reclassifications

Certain prior year balances have been reclassified in the condensed consolidated unaudited statement of operations to conform with the current year presentation of general and administrative expenses and discontinued operations.

New Accounting Pronouncements

We adopted new accounting pronouncements as of March 31, 2012. Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for futher explanation.

Off Balance Sheet Arrangements

As of March 31, 2012 and December 31, 2011, we had no off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2012, were effective in all material respects to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell any unregistered securities during the three months ended March 31, 2012. No shares were redeemed during the three months ended March 31, 2012.

Item 3.	Defaults Upon Senior Securities

No events occurred during the three months ended March 31, 2012 that would require a response to this item.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

No events occurred during the three months ended March 31, 2012 that would require a response to this item.

Item 6.	Exhibits

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
Simon J. Misselbrook
Senior Vice President of Accounting
(Principal Accounting Officer)

Date: May 14, 2012

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 2.1 of the Company’s Form 10-SB (File No. 000-51962), filed on May 1, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 2.2 to the Company’s Form 10-SB (File No. 000-51962), filed on May 1, 2006).

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	In accordance with Item 601(b)(32) of Regulation S-K, this exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
***	XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 as amended, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.