Form 10-Q
period 2012-06-30
Cole Credit Property Trust Inc
filed 2012-08-14
CIK 1289272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-51962
_____________________________________
COLE CREDIT PROPERTY TRUST, INC.
(Exact name of registrant as specified in its charter)
_____________________________________

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
_____________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 10, 2012, there were 10,090,951 shares of common stock, par value of $0.01, of Cole Credit Property Trust, Inc. outstanding.

COLE CREDIT PROPERTY TRUST, INC.

PART I
FINANCIAL INFORMATION
The accompanying condensed consolidated unaudited interim financial statements as of and for the three and six months ended June 30, 2012 have been prepared by Cole Credit Property Trust, Inc. (the “Company,” “we,” “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal and recurring nature.
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

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
ASSETS
Investment in real estate assets:
Land	$48,759	$48,759
Buildings and improvements, less accumulated depreciation of $23,682 and $21,998, respectively	87,169	88,853
Acquired intangible lease assets, less accumulated amortization of $12,727 and $11,847, respectively	12,493	13,373
Total investment in real estate assets, net	148,421	150,985
Cash and cash equivalents	1,504	5,481
Restricted cash	1,645	1,396
Rents and tenant receivables, prepaid expenses and other assets	1,199	1,214
Deferred financing costs, less accumulated amortization of $1,581 and $1,320, respectively	1,535	1,775
Total assets	$154,304	$160,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$99,862	$103,510
Lines of credit with affiliate	1,935	1,935
Accounts payable and accrued expenses	609	846
Due to affiliates	45	49
Acquired below market lease intangibles, less accumulated amortization of $1,505 and $1,406, respectively	692	791
Distributions payable	414	429
Deferred rent	434	645
Total liabilities	103,991	108,205
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 10,090,951 shares issued and outstanding	101	101
Capital in excess of par value	90,424	90,424
Accumulated distributions in excess of earnings	(40,212)	(37,879)
Total stockholders’ equity	50,313	52,646
Total liabilities and stockholders’ equity	$154,304	$160,851
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental and other property income	$3,504	$3,507	$7,061	$7,012
Tenant reimbursement income	101	98	206	183
Total revenue	3,605	3,605	7,267	7,195

Expenses:
General and administrative expenses	168	146	370	335
Property operating expenses	164	145	314	300
Property management expenses	111	107	223	216
Depreciation	842	842	1,684	1,684
Amortization	410	410	819	819
Total operating expenses	1,695	1,650	3,410	3,354
Operating income	1,910	1,955	3,857	3,841

Other expense:
Interest expense, net	(1,824)	(1,880)	(3,681)	(3,734)
Total other expense	(1,824)	(1,880)	(3,681)	(3,734)
Income from continuing operations	86	75	176	107

Discontinued operations:
Income from operations	—	41	—	86
Income from discontinued operations	—	41	—	86

Net income	$86	$116	$176	$193

Weighted average number of common shares outstanding:
Basic and diluted	10,090,951	10,090,951	10,090,951	10,090,951

Income from continuing operations per common share:
Basic and diluted	$0.01	$0.01	$0.02	$0.01

Income from discontinued operations per common share:
Basic and diluted	$—	$—	$—	$0.01

Net income per common share:
Basic and diluted	$0.01	$0.01	$0.02	$0.02

Distributions declared per common share	$0.12	$0.12	$0.25	$0.25
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2012	10,090,951	$101	$90,424	$(37,879)	$52,646
Distributions	—	—	—	(2,509)	(2,509)
Net income	—	—	—	176	176
Balance, June 30, 2012	10,090,951	$101	$90,424	$(40,212)	$50,313
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$176	$193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,684	1,817
Amortization of intangible lease assets and below market lease intangibles, net	781	863
Amortization of deferred financing costs	261	278
Changes in assets and liabilities:
Rents and tenant receivables, prepaid expenses and other assets	15	(96)
Accounts payable and accrued expenses	(237)	(133)
Deferred rent	(211)	(372)
Due to affiliates	(4)	(6)
Net cash provided by operating activities	2,465	2,544
Cash flows from investing activities:
Additions to real estate and related assets	—	(10)
Change in restricted cash	(249)	(139)
Net cash used in investing activities	(249)	(149)
Cash flows from financing activities:
Distributions to investors	(2,524)	(2,516)
Repayment of notes payable	(3,648)	(325)
Deferred financing costs paid	(21)	—
Net cash used in financing activities	(6,193)	(2,841)
Net decrease in cash and cash equivalents	(3,977)	(446)
Cash and cash equivalents, beginning of period	5,481	1,382
Cash and cash equivalents, end of period	$1,504	$936

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$414	$415
Supplemental Cash Flow Disclosures:
Interest paid	$3,462	$3,945
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2012
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust, Inc. (the “Company”) is a Maryland corporation that was formed on March 29, 2004 which has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company’s business is conducted through Cole Operating Partnership I, LP (“Cole OP I”), a Delaware limited partnership. The Company is the sole general partner of and owns a 99.99% partnership interest in Cole OP I. Cole REIT Advisors, LLC (“Cole Advisors”), the advisor to the Company, is the sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of Cole OP I.
As of June 30, 2012, the Company owned 41 properties comprising 1.0 million square feet of single-tenant retail and commercial space located in 19 states. As of June 30, 2012, these properties were 100% leased.
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 8 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2011 and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
The accompanying condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Investment in and Valuation of Real Estate and Related Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2012

The Company continues to monitor one property with a book value of $4.1 million for which it has identified impairment indicators and assessed the recoverability of the carrying amount of the property. For this property, the undiscounted future cash flows expected as a result of the use of the real estate and related assets and the eventual disposition of the asset continued to exceed its carrying amount as of June 30, 2012. Should the conditions related to this property, or any of the Company’s other properties, change, the underlying assumptions used to determine the expected undiscounted future cash flows may change and adversely affect the recoverability of the respective real estate and related assets’ carrying amounts. No impairment losses were recorded during each of the six months ended June 30, 2012 or 2011.
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
When a real estate asset is identified as held for sale, the Company will cease depreciation and amortization of the assets and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, is less than the net book value of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of June 30, 2012 or December 31, 2011. As of June 30, 2012, the Company was in the due diligence process with potential buyers for the sale of five properties for an aggregate price greater than their net book value of $18.6 million. The sale of such assets was not considered by the Company to be probable as of June 30, 2012 and, therefore, the Company believes the requirements under GAAP to treat the properties as held for sale were not met. Subsequent to June 30, 2012, the Company sold three of these properties for an aggregate sales price of $14.2 million, which exceeded their aggregate net book value.
Discontinued Operations
Upon the disposal of a real estate asset or the determination of a real estate asset as being held for sale, the Company determines if the asset is considered a component of the Company. A component is comprised of operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the rest of the Company. If the asset is considered a component of the Company, the results of operations and gains or losses on the sale of the component are required to be presented in discontinued operations if both of the following criteria are met: (1) the operations and cash flows of the asset have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction and (2) the Company will not have any significant continuing involvement in the operations of the asset after the disposal transaction. Also, the prior period results of operations for the asset are reclassified and presented in discontinued operations in the prior consolidated statements of operations.
Restricted Cash
Included in restricted cash was $1.5 million, as of June 30, 2012, held by lenders in escrow accounts primarily for tenant and capital improvements, leasing commissions and repairs and maintenance for certain properties, in accordance with the respective lender’s loan agreement. In addition, as of June 30, 2012, the Company had $86,000 in restricted cash held by lenders in a lockbox account. As part of certain debt agreements, rents from the encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess funds are disbursed to the Company.
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

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2012

Reclassifications
Certain prior year balances have been reclassified in the condensed consolidated unaudited statement of operations to conform with the current year presentation of general and administrative expenses, property operating expenses and discontinued operations.

Recent Accounting Pronouncements
In June 2011, the U.S. Financial Accounting Standards Board issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 became effective for the Company beginning January 1, 2012. The adoption of ASU 2011-05 did not have a material effect on the Company's consolidated financial statements or disclosures, because the Company's net income equals its comprehensive income.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents and restricted cash – The Company considers the carrying values of these financial assets to approximate fair value because of the short period of time between their origination and their expected realization.
Notes payable and lines of credit – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of June 30, 2012 and December 31, 2011. The estimated fair value of the notes payable and the lines of credit with an affiliate was $103.3 million and $1.9 million, respectively, as of June 30, 2012, as compared to the carrying value of $99.9 million and $1.9 million, respectively. The estimated fair value of the notes payable and the lines of credit with an affiliate was $106.1 million and $2.0 million, respectively, as of December 31, 2011, as compared to the carrying value of $103.5 million and $1.9 million, respectively. The fair value of the Company’s notes payable and lines of credit is estimated using Level 2 inputs.
Considerable judgment is necessary to develop estimated fair values of certain financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could be liable for on disposition of the financial instruments.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2012

NOTE 4 — DISCONTINUED OPERATIONS
On December 15, 2011, the Company sold a property leased to CarMax Auto Superstores, Inc. in Merriam, Kansas for a gross sales price of $19.1 million, resulting in net cash proceeds of $4.5 million and a gain of $1.6 million. Therefore, no revenue related to this property was recorded for the three and six months ended June 30, 2012. Revenue for the three and six months ended June 30, 2011 was $397,000 and $793,000, respectively. The property’s results have been presented as discontinued operations on the Company’s condensed consolidated unaudited statements of operations for the three and six months ended June 30, 2011. Subsequent to the sale of the property, the Company has no continuing involvement with the property.
NOTE 5 — NOTES PAYABLE AND LINES OF CREDIT
As of June 30, 2012, the Company had $101.8 million outstanding in mortgage notes payable and line of credit borrowings, with fixed interest rates ranging from 5.27% to 8.68% and a weighted average interest rate of 6.55%. These borrowings mature on various dates from March 2013 through June 2031, and have a weighted average remaining term of 3.7 years. During the six months ended June 30, 2012, the Company repaid $3.6 million of mortgage notes payable, including monthly payments. Each of the mortgage notes payable and lines of credit are secured by the respective properties and their related leases on which the debt was placed. The mortgage notes and lines of credit are generally non-recourse to the Company and Cole OP I, but both are liable for customary non-recourse carve-outs. The mortgage notes payable and lines of credit contain customary default provisions. Generally, upon the occurrence of an event of default, interest on the mortgage notes will accrue at an annual default interest rate equal to the lesser of (1) the maximum rate permitted by applicable law, or (2) the then-current interest rate plus a percentage specified in the respective loan agreement. Certain mortgage notes payable contain customary affirmative, negative and financial covenants, such as requirements for minimum net worth, debt service coverage ratios, limitations on leverage ratios and variable rate debt. Based on the Company’s analysis and review of its results and related requirements, the Company believes it was in compliance with the covenants of such mortgage notes payable as of June 30, 2012.
As of June 30, 2012, the Company had two revolving line of credit agreements with affiliates of Cole Advisors, with aggregate available borrowings of $2.9 million. One line of credit provides for $1.9 million of available borrowings, of which the full $1.9 million was outstanding as of June 30, 2012, and one line of credit provides $1.0 million of available borrowings, of which no amounts were outstanding as of June 30, 2012. These lines of credit mature on March 31, 2013.
During 2011, the Company elected to extend the maturity date of one mortgage note from June 2011 to June 2031, in accordance with the hyper-amortization provisions of the mortgage note. As of June 30, 2012, the outstanding balance of this mortgage note was $4.3 million. The Company fully repaid this mortgage note in August 2012. During the hyper-amortization period, the lender applied 100% of the rents collected from the property collateralizing the note to the following items in the order indicated: (1) payment of accrued interest at the original fixed interest rate, (2) all payments for escrow or reserve accounts, (3) any operating expenses of the property pursuant to an approved annual budget and (4) any extraordinary operating or capital expenses. The balance of the rents collected were applied to the following items in such order as the lender may determine: (1) any other amounts due in accordance with the loan document, (2) the reduction of the principal balance of the mortgage note, and (3) interest accrued at the “Revised Interest Rate” but not previously paid. As used herein, the Revised Interest Rate means an interest rate equal to the greater of (i) the initial fixed interest rate as stated in the loan agreement plus 2.0% per annum or (ii) the then current Treasury Constant Maturity Yield Index plus 2.0% per annum. The Revised Interest Rate on the mortgage note discussed above during the extended maturity period is 8.68%. Certain other mortgage notes of the Company allow for the maturity date to be extended by 20 years and have similar hyper-amortization provisions that would apply in the event of an extension of their maturity dates.
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

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2012

Environmental Matters
In connection with the ownership and operation of real estate, the Company may be potentially liable for costs and damages related to environmental matters. The Company carries environmental liability insurance on its properties that provides limited coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and the Company is not aware of any other environmental condition that it believes will have a material effect on its results of operations or financial condition.
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
If Cole Advisors provides substantial services, as determined by the Company, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors a financing coordination fee equal to 1% of the amount available under such financing; provided, however, that Cole Advisors shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors received such a fee. Financing coordination fees payable on loan proceeds from permanent financing will be paid to Cole Advisors as the Company acquires such permanent financing. However, no fees will be paid on loan proceeds from any lines of credit until such time as all net offering proceeds have been invested by the Company. No such fees were incurred by the Company during the six months ended June 30, 2012 and 2011.
The Company paid, and expects to continue to pay, Cole Realty Advisors, Inc. (“Cole Realty”), its property manager, fees for the management and leasing of the Company’s properties. Property management fees are equal to 3% of gross revenues, and leasing fees are at prevailing market rates, not to exceed the greater of $4.50 per square foot or 7.5% of the total lease obligation. During the three and six months ended June 30, 2012, the Company incurred $111,000 and $223,000 for property management fees, respectively. During the three and six months ended June 30, 2011, the Company incurred $118,000 and $234,000 for property management fees, respectively, of which $11,000 and $18,000 has been included within discontinued operations. As of June 30, 2012 and December 31, 2011, $36,000 and $39,000, respectively, of such costs had been incurred but not paid by the Company, and are included in due to affiliates on the condensed consolidated unaudited financial statements.
Cole Realty, or its affiliates, also receives acquisition and advisory fees of up to 3% of the contract purchase price of each property. No such fees were incurred by the Company during the six months ended June 30, 2012 or 2011.
The Company is obligated to pay Cole Advisors an annualized asset management fee of up to 0.25% of the aggregate asset value of the Company’s assets. Pursuant to a waiver of the fee by Cole Advisors, no asset management fees were incurred by the Company during the six months ended June 30, 2012 or 2011. The Company is not obligated to pay any amounts for such periods. However, Cole Advisors may elect to charge asset management fees in future periods up to the 0.25% fee.
If Cole Advisors, or its affiliates, provides a substantial amount of services, as determined by the Company, in connection with the sale of one or more properties, the Company will pay Cole Advisors an amount up to 3% of the contract price of each asset sold. In no event will the combined disposition fee paid to Cole Advisors, its affiliates and unaffiliated third parties exceed the reasonable, customary and competitive amount for such services. In addition, after investors have received a return of their net capital contributions and a 7.5% annual cumulative, non-compounded return, then Cole Advisors is entitled to receive 20% of the remaining net sale proceeds. No such fees were incurred by the Company during the six months ended June 30, 2012 or 2011 relating to the sale of properties.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2012

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
The Company may reimburse Cole Advisors for expenses it incurs in connection with its provision of administrative services, including related personnel costs. The Company does not reimburse for personnel costs in connection with services for which Cole Advisors receives acquisition fees or disposition fees. No such costs were incurred by the Company during the six months ended June 30, 2012 or 2011.
As of June 30, 2012, the Company had two revolving line of credit agreements that provide for an aggregate of $2.9 million of available borrowings from affiliates of Cole Advisors. The Company has borrowed $1.9 million under one of the revolving lines of credit. No financing coordination fee was paid, or will be paid, to Cole Advisors or its affiliates in connection with these revolving lines of credit. Each of the revolving lines of credit is secured by a property, bears a fixed interest rate of 5.75% and matures in March 2013. During each of the three and six months ended June 30, 2012 and 2011, the Company incurred $28,000 and $56,000, respectively, of interest expense related to the aforementioned lines of credit. As of June 30, 2012 and December 31, 2011, $9,000 and $10,000, respectively, of such expense had been incurred but not paid by the Company, and is included in due to affiliates on the condensed consolidated unaudited financial statements.
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
NOTE 9 — SUBSEQUENT EVENTS
Subsequent to June 30, 2012, the Company sold three properties for an aggregate sales price of $14.2 million. Upon sale, the $8.6 million loan collateralized by these properties was assumed by the buyer. No disposition fees were paid in connection with the sale of these properties as of August 10, 2012. The Company used $4.3 million of the net proceeds from this sale to fully repay a mortgage note payable, as discussed in Note 5 to these condensed consolidated unaudited financial statements.

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
As of June 30, 2012, we owned 41 properties, which were 100% leased, comprising 1.0 million square feet of single-tenant retail and commercial space located in 19 states. We do not anticipate acquiring any additional properties, unless we continue to dispose of our properties in the ordinary course of business, in which case we may reinvest the net sales proceeds in additional properties, or use net sales proceeds to pay down existing debt, or distribute the net proceeds to our stockholders.

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property secured indebtedness. Rental and other property income accounted for 97% of total revenue during each of the three and six months ended June 30, 2012 and 2011. As 100% of our properties are under lease, with a weighted average remaining lease term of 7.8 years, our exposure to changes in commercial rental rates and contractual lease expirations is substantially mitigated, except for any vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant’s credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
As of June 30, 2012, the debt leverage ratio of our portfolio, which is the ratio of debt to total gross real estate assets net of gross intangible lease liabilities, was 56%. All of our debt is subject to fixed interest rates, ranging from 5.27% to 8.68%, with a weighted average interest rate of 6.55% and a weighted average remaining term of 3.7 years. As we have no outstanding variable rate debt, our exposure to short-term changes in interest rates is limited. However, we will be subject to changes in interest rates as we refinance our debt when it matures. See our contractual obligations table in the section captioned “Liquidity and Capital Resources—Long-term Liquidity and Capital Resources.”
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
The economic downturn led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the real estate markets by causing higher tenant vacancies, declining rental rates and declining property values. In 2011 and the first half of 2012, the economy improved and continues to show signs of recovery. Additionally, the real estate markets have experienced an improvement in property values, occupancy and rental rates; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of June 30, 2012, 100% of our rentable square feet was leased. However, if the recent improvements in economic conditions do not continue, we may experience vacancies or be required to further reduce rental rates on occupied space. If we do experience vacancies, our advisor will actively seek to lease our vacant space, however, such space may be leased at lower rental rates and for shorter lease terms than previously experienced. In addition, as many retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-lease a property may increase as a result.

Results of Operations
Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011
Revenue - Revenue remained constant at $3.6 million for each of the three months ended June 30, 2012 and 2011. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for 97% of total revenues during each of the three months ended June 30, 2012 and 2011.
General and Administrative Expenses - General and administrative expenses increased $22,000, or 15%, to $168,000 for the three months ended June 30, 2012, compared to $146,000 for the three months ended June 30, 2011. The increase was primarily due to an increase in accounting fees and state income taxes for the three months ended June 30, 2012. Our primary general and administrative expense items are legal and accounting fees, state franchise and income taxes, transfer agent fees and license and other fees.
Property Operating Expenses - Property operating expenses increased $19,000, or 13%, to $164,000 for the three months ended June 30, 2012, compared to $145,000 for the three months ended June 30, 2011. The increase was primarily due to an increase in property taxes and property repairs and maintenance for the three months ended June 30, 2012. The primary property operating expenses items are property taxes, insurance, and property repairs and maintenance.
Property Management Expenses - Property management expenses increased $4,000, or 4%, to $111,000 for the three months ended June 30, 2012, compared to $107,000 for the three months ended June 30, 2011. The increase was primarily due to an increase in percentage rent and tenant reimbursements collected during the three months ended June 30, 2012.
Depreciation and Amortization Expenses - Depreciation and amortization expenses remained constant at $1.3 million during each of the three months ended June 30, 2012 and 2011.
Net Interest Expense - Net interest expense decreased $56,000, or 3%, to $1.8 million for the three months ended June 30, 2012, compared to $1.9 million for the three months ended June 30, 2011. The decrease was primarily due to the partial repayment of one note payable during 2012. See further discussion in Note 5 to our condensed consolidated unaudited financial statements.
Income from Discontinued Operations - There was no income from discontinued operations for the three months ended June 30, 2012, compared to $41,000 for the three months ended June 30, 2011. On December 15, 2011, the Company sold one property that had a full quarter of operations for the three months ended June 30, 2011 as compared to no operations for the three months ended June 30, 2012. See further discussion in Note 4 to our condensed consolidated unaudited financial statements.
Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011
Revenue - Revenue remained relatively constant, increasing $72,000, or 1%, to $7.3 million for the six months ended June 30, 2012, compared to $7.2 million for the six months ended June 30, 2011. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for 97% of total revenues during each of the six months ended June 30, 2012 and 2011.
General and Administrative Expenses - General and administrative expenses increased $35,000, or 10%, to $370,000 for the six months ended June 30, 2012, compared to $335,000 for the six months ended June 30, 2011. The increase was primarily due to an increase in state income taxes and license and other fees for the six months ended June 30, 2012. Our primary general and administrative expense items are legal and accounting fees, state franchise and income taxes, transfer agent fees and license and other fees.
Property Operating Expenses - Property operating expenses increased $14,000, or 5%, to $314,000 for the six months ended June 30, 2012, compared to $300,000 for the six months ended June 30, 2011. The increase was primarily due to an increase in property repairs and maintenance for the six months ended June 30, 2012. The primary property operating expenses items are property taxes, insurance and property repairs and maintenance.
Property Management Expenses - Property management expenses increased $7,000, or 3%, to $223,000 for the six months ended June 30, 2012, compared to $216,000 for the six months ended June 30, 2011. The increase was primarily due to an increase in percentage rent and tenant reimbursements collected during the six months ended June 30, 2012.

Depreciation and Amortization Expenses - Depreciation and amortization expenses remained constant at $2.5 million during each of the six months ended June 30, 2012 and 2011.
Net Interest Expense - Net interest expense remained relatively constant at $3.7 million for each of the six months ended June 30, 2012 and 2011, decreasing $53,000, or 1%. The decrease was primarily due to the partial repayment of one note payable during 2012. See further discussion in Note 5 to our condensed consolidated unaudited financial statements.
Income from Discontinued Operations - There was no income from discontinued operations for the six months ended June 30, 2012, compared to $86,000 for the six months ended June 30, 2011. On December 15, 2011, the Company sold one property that had two full quarters of operations for the six months ended June 30, 2011 as compared to no operations for the six months ended June 30, 2012. See further discussion in Note 4 to our condensed consolidated unaudited financial statements.
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
Our calculation of FFO and reconciliation to net income, which is the most directly comparable GAAP financial measure, is presented in the table below for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NET INCOME	$86	$116	$176	$193
Depreciation of real estate assets	842	842	1,684	1,684
Amortization of lease related costs	410	410	819	819
Depreciation and amortization of real estate assets from discontinued operations	—	107	—	215
Funds from operations (FFO)	$1,338	$1,475	$2,679	$2,911

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•
In order to recognize revenues on a straight-line basis over the terms of our respective leases, we recorded reductions to rental income of $13,000 and $25,000 during the three and six months ended June 30, 2012, respectively. During the three and six months ended June 30, 2011, we recorded additional rental income of $51,000 and $85,000, respectively.

•
Amortization of deferred financing costs totaled $131,000 and $261,000 during the three and six months ended June 30, 2012, respectively, and $139,000 and $278,000 during the three and six months ended June 30, 2011, respectively.

Distributions
Our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.0013663180 per share (which equates to an annualized rate of 5% based on an assumed share price of $10 per share, or 6.29% based on the most recent estimated value of $7.95 per share), for stockholders of record as of the close of business on each day of the period, commencing on January 1, 2012 and ending on September 30, 2012.
During each of the six months ended June 30, 2012 and 2011, we paid distributions of $2.5 million. Our distributions for the six months ended June 30, 2012 were funded with net cash provided by operations of $2.5 million and excess cash provided by operations from previous periods of $59,000. Our distributions for the six months ended June 30, 2011 were fully funded with net cash provided by operations of $2.5 million.
Liquidity and Capital Resources
Short-term Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements through net cash provided by operations. During the six months ended June 30, 2012, we elected to extend the maturity date on one of our lines of credit with affiliates with available borrowings of $1.0 million from March 2012 to March 2013. Also during 2011, we elected to extend the maturity date of one mortgage note from June 2011 to June 2031, as further described in Note 5 to our condensed consolidated unaudited financial statements. In accordance with the hyper-amortization provisions, the loan required us to apply 100% of the rents received from the property securing the debt to pay interest due on the mortgage note, reserves, if any, and principal reductions until such balance is paid in full through the extended maturity date. The total amount of rents collected during the three and six months ended June 30, 2012 that were subject to hyper-amortization provisions were $291,000 and $583,000, respectively, of which $277,000 and $556,000, respectively, was applied to principal and interest payments on the note. In August 2012, we fully repaid the outstanding principal balance of $4.3 million on this mortgage note with proceeds from the sale of three properties, as described in Note 9. As our distributions for the six months ended June 30, 2012 were fully funded from cash provided by operations and excess cash provided by operations from previous periods, the hyper-amortization provisions did not impact our ability to pay distributions for the period.
Long-term Liquidity and Capital Resources
We expect to meet our long-term liquidity requirements through proceeds from available borrowings under our revolving lines of credit, secured or unsecured financing or refinancings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations. We expect that our primary uses of capital will be for the payment of operating expenses, including debt service payments and debt maturities on our outstanding indebtedness, for the payment of tenant improvements, leasing commissions and repairs and maintenance, for the possible reinvestment of proceeds from the strategic sale of properties in replacement properties and for the payment of distributions to our stockholders, including special distributions of the net proceeds from the sale of properties. We did not have any material commitments for capital or leasing expenditures outstanding as of June 30, 2012.
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

As of June 30, 2012, we had cash and cash equivalents of $1.5 million, which we expect to be used primarily to pay operating expenses, interest on our indebtedness and stockholder distributions. In addition, we had restricted cash of $1.6 million held by lenders in escrow accounts for tenant and capital improvements, leasing commissions, repairs and maintenance and other lender reserves for certain properties.
As of June 30, 2012, we had $101.8 million of fixed rate debt outstanding, including $1.9 million that was outstanding under one of our revolving lines of credit. The outstanding debt is subject to fixed interest rates ranging from 5.27% to 8.68%, with a weighted average interest rate of 6.55%, and matures on various dates from March 31, 2013 through June 11, 2031. Our debt leverage ratio, which is the ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 56%, with a weighted average remaining term to maturity of 3.7 years.
Our contractual obligations are as follows (in thousands):

	Payments due by period(1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - notes payable	$99,862	$1,520	$54,810	$41,855	$1,677
Interest payments - notes payable	20,332	6,588	12,215	1,511	18
Principal payments - lines of credit	1,935	1,935	—	—	—
Interest payments - lines of credit	85	85	—	—	—
Total	$122,214	$10,128	$67,025	$43,366	$1,695

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.
Cash Flow Analysis
Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011
Operating Activities. Net cash provided by operating activities remained relatively constant at $2.5 million for each of the six months ended June 30, 2012 and 2011, decreasing $79,000, or 3.1%. The decrease was primarily due to a decrease in net income, depreciation and amortization due to the sale of one property in December 2011. See “—Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased $100,000, or 67.1%, to $249,000 for the six months ended June 30, 2012, compared to $149,000 for the six months ended June 30, 2011. The increase was primarily due to a increase in the change in restricted cash of $110,000, driven by the amount of cash required to be held in lender reserve accounts in accordance with the respective loan agreements.
Financing Activities. Net cash used in financing activities increased $3.4 million, or 118.0%, to $6.2 million for the six months ended June 30, 2012, compared to $2.8 million for the six months ended June 30, 2011. The increase was primarily due to an increase in the repayment of notes payable of $3.3 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.
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
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2011, and our critical accounting policies have not changed during the three months ended June 30, 2012. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2011, and related notes thereto.
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

Subsequent Events

Certain events occurred subsequent to June 30, 2012 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 9 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation.

Reclassifications
Certain prior year balances have been reclassified in the condensed consolidated unaudited statement of operations to conform with the current year presentation of general and administrative expenses, property operating expenses and discontinued operations.
New Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off Balance Sheet Arrangements
As of June 30, 2012 and December 31, 2011, we had no off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not required for a smaller reporting company.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2012, were effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We did not sell any unregistered securities during the three months ended June 30, 2012. No shares were redeemed during the three months ended June 30, 2012.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended June 30, 2012 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended June 30, 2012 that would require a response to this item.

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
Simon J. Misselbrook
Senior Vice President of Accounting
(Principal Accounting Officer)
Date: August 13, 2012

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

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