Form 10-Q
period 2012-09-30
Cole Credit Property Trust Inc
filed 2012-11-13
CIK 1289272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 13, 2012, there were 10,090,951 shares of common stock, par value of $0.01, of Cole Credit Property Trust, Inc. outstanding.

COLE CREDIT PROPERTY TRUST, INC.

PART I
FINANCIAL INFORMATION
The accompanying condensed consolidated unaudited interim financial statements as of and for the three and nine months ended September 30, 2012 have been prepared by Cole Credit Property Trust, Inc. (the “Company,” “we,” “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2011. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We make no representation or warranty (expressed or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
ASSETS
Investment in real estate assets:
Land	$42,017	$48,759
Buildings and improvements, less accumulated depreciation of $21,922 and $21,998, respectively	77,544	88,853
Acquired intangible lease assets, less accumulated amortization of $10,970 and $11,847, respectively	9,167	13,373
Total investment in real estate assets, net	128,728	150,985
Cash and cash equivalents	2,062	5,481
Restricted cash	1,666	1,396
Rents and tenant receivables, prepaid expenses and other assets	1,409	1,214
Deferred financing costs, less accumulated amortization of $1,536 and $1,320, respectively	1,317	1,775
Total assets	$135,182	$160,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$80,498	$103,510
Lines of credit with affiliate	—	1,935
Accounts payable and accrued expenses	699	846
Due to affiliates	32	49
Acquired below market lease intangibles, less accumulated amortization of $1,555 and $1,406, respectively	642	791
Distributions payable	414	429
Deferred rent	81	645
Total liabilities	82,366	108,205
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 10,090,951 shares issued and outstanding	101	101
Capital in excess of par value	90,424	90,424
Accumulated distributions in excess of earnings	(37,709)	(37,879)
Total stockholders’ equity	52,816	52,646
Total liabilities and stockholders’ equity	$135,182	$160,851
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental and other property income	$3,094	$3,094	$9,334	$9,286
Tenant reimbursement income	94	97	300	280
Total revenue	3,188	3,191	9,634	9,566

Expenses:
General and administrative expenses	195	182	562	515
Property operating expenses	182	178	495	474
Property management expenses	90	93	286	287
Depreciation	759	758	2,274	2,275
Amortization	369	369	1,108	1,108
Total operating expenses	1,595	1,580	4,725	4,659
Operating income	1,593	1,611	4,909	4,907

Other expense:
Interest expense, net	(1,543)	(1,688)	(4,749)	(4,950)
Total other expense	(1,543)	(1,688)	(4,749)	(4,950)
Income (loss) from continuing operations	50	(77)	160	(43)

Discontinued operations:
Income from operations	6	68	72	227
Gain on sale of real estate assets	3,715	—	3,715	—
Income from discontinued operations	3,721	68	3,787	227

Net income (loss)	$3,771	$(9)	$3,947	$184

Weighted average number of common shares outstanding:
Basic and diluted	10,090,951	10,090,951	10,090,951	10,090,951

Income (loss) from continuing operations per common share:
Basic and diluted	$0.01	$(0.01)	$0.02	$—

Income from discontinued operations per common share:
Basic and diluted	$0.37	$0.01	$0.38	$0.02

Net income (loss) per common share:
Basic and diluted	$0.37	$—	$0.39	$0.02

Distributions declared per common share	$0.13	$0.13	$0.37	$0.37
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2012	10,090,951	$101	$90,424	$(37,879)	$52,646
Distributions	—	—	—	(3,777)	(3,777)
Net income	—	—	—	3,947	3,947
Balance, September 30, 2012	10,090,951	$101	$90,424	$(37,709)	$52,816
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$3,947	$184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,481	2,726
Amortization of intangible lease assets and below market lease intangibles, net	1,123	1,293
Amortization of deferred financing costs	388	415
Gain on sale of real estate assets	(3,715)	—
Changes in assets and liabilities:
Rents and tenant receivables, prepaid expenses and other assets	(195)	(317)
Accounts payable and accrued expenses	(128)	44
Deferred rent	(564)	(93)
Due to affiliates	(17)	(6)
Net cash provided by operating activities	3,320	4,246
Cash flows from investing activities:
Capital expenditures	(19)	(10)
Proceeds from sale of real estate assets	7,377	—
Change in restricted cash	(270)	(435)
Net cash provided by (used in) investing activities	7,088	(445)
Cash flows from financing activities:
Distributions to investors	(3,792)	(3,788)
Repayment of notes payable	(8,079)	(521)
Repayment of line of credit with affiliate	(1,935)	—
Deferred financing costs paid	(21)	—
Net cash used in financing activities	(13,827)	(4,309)
Net decrease in cash and cash equivalents	(3,419)	(508)
Cash and cash equivalents, beginning of period	5,481	1,382
Cash and cash equivalents, end of period	$2,062	$874

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$414	$415
Accrued capital expenditures	$—	$19
Notes payable assumed by buyer in real estate disposition	$14,933	$—
Supplemental Cash Flow Disclosures:
Interest paid	$5,063	$5,977
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2012
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust, Inc. (the “Company”) is a Maryland corporation that was formed on March 29, 2004, which has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company’s business is conducted through Cole Operating Partnership I, LP (“Cole OP I”), a Delaware limited partnership. The Company is the sole general partner of and owns a 99.99% partnership interest in Cole OP I. Cole REIT Advisors, LLC (“Cole Advisors”), the advisor to the Company, is the sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of Cole OP I.
As of September 30, 2012, the Company owned 36 properties comprising 934,000 square feet of single-tenant retail and commercial space located in 17 states. As of September 30, 2012, these properties were 100% leased.
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
The condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2012

The Company continues to monitor one property with a book value of $4.0 million for which it has identified impairment indicators and assessed the recoverability of the carrying amount of the property. For this property, the undiscounted future cash flows expected as a result of the use of the real estate and related assets and the eventual disposition of the asset continued to exceed its carrying amount as of September 30, 2012. Should the conditions related to this property, or any of the Company’s other properties, change, the underlying assumptions used to determine the expected undiscounted future cash flows may change and adversely affect the recoverability of the respective real estate and related assets’ carrying amounts. No impairment losses related to continuing operations were recorded during each of the nine months ended September 30, 2012 or 2011.
When developing estimates of expected future cash flows, the Company makes certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating expected future cash flows could result in a different determination of the property’s expected future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the fair value of the real estate and related assets.
When a real estate asset is identified by the Company as held for sale, the Company ceases depreciation and amortization of the assets related to the property and estimates the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs of the asset, is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of September 30, 2012 or December 31, 2011.
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
Restricted Cash
As of September 30, 2012, $1.6 million was included in restricted cash, which was held by lenders in escrow accounts primarily for tenant and capital improvements, leasing commissions and repairs and maintenance for certain properties, in accordance with the respective lender’s loan agreement. In addition, as of September 30, 2012, the Company had $63,000 in restricted cash held by lenders in a lockbox account. As part of certain debt agreements, rents from the encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess funds are disbursed to the Company.
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

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2012

New Accounting Pronouncements
In June 2011, the U.S. Financial Accounting Standards Board issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 became effective for the Company beginning January 1, 2012. The adoption of ASU 2011-05 did not have a material effect on the Company's consolidated financial statements or disclosures because the Company's net income equals its comprehensive income.
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
Level 3 – Unobservable inputs, which are only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents and restricted cash – The Company considers the carrying values of these financial assets to approximate fair value because of the short period of time between their origination and their expected realization.
Notes payable and lines of credit – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of September 30, 2012 and December 31, 2011. The estimated fair value of the notes payable was $83.7 million as of September 30, 2012, as compared to the carrying value of $80.5 million. The estimated fair value of the notes payable and the lines of credit with an affiliate was $106.1 million and $2.0 million, respectively, as of December 31, 2011, as compared to the carrying value of $103.5 million and $1.9 million, respectively. The fair value of the Company’s notes payable and lines of credit is estimated using Level 2 inputs.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for on disposition of the financial assets and liabilities.
NOTE 4 — DISCONTINUED OPERATIONS
During the three months ended September 30, 2012, the Company sold five properties (the "2012 Property Dispositions") for an aggregate sales price of $23.0 million. Upon completion of the sales, $14.9 million in loans collateralized by these properties were assumed by the respective buyers. No disposition fees were paid to Cole Advisors or its affiliates in connection with the 2012 Property Dispositions.
The 2012 Property Dispositions resulted in net cash proceeds of $7.3 million and a gain of $3.7 million. Revenue related to the 2012 Property Dispositions was $177,000 and $997,000, respectively, for the three and nine months ended September 30, 2012. Revenue related to the 2012 Property Dispositions was $410,000 and $1.2 million for the three and nine months ended September 30, 2011, respectively. Results of the 2012 Property Dispositions have been presented as discontinued operations in the Company's condensed consolidated unaudited statements of operations for the three and nine months ended September 30,

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2012

2012 and 2011. Subsequent to the 2012 Property Dispositions, the Company had no continuing involvement with the properties.
As of the respective closing dates of the 2012 Property Dispositions, the major classes of assets and liabilities of these properties included net total investment in real estate assets of $18.5 million and mortgage notes payable of $14.9 million. In connection with the 2012 Property Dispositions, $90,000 of deferred financing costs were written off as a reduction in the gain on sale.
On December 15, 2011, the Company sold a property for a gross sales price of $19.1 million, resulting in net cash proceeds of $4.5 million and a gain of $1.6 million. Therefore, no revenue related to this property was recorded for the three and nine months ended September 30, 2012. Revenue related to this property for the three and nine months ended September 30, 2011 was $397,000 and $1.2 million, respectively. The property’s results have been presented as discontinued operations on the Company’s condensed consolidated unaudited statements of operations for the three and nine months ended September 30, 2011. Subsequent to the sale of the property, the Company had no continuing involvement with the property.
NOTE 5 — NOTES PAYABLE AND LINES OF CREDIT
As of September 30, 2012, the Company had $80.5 million outstanding in mortgage notes payable, with fixed interest rates ranging from 5.27% to 6.96% and a weighted average interest rate of 6.54%. These borrowings mature on various dates from March 2013 through September 2017, and have a weighted average remaining term of 2.8 years. In addition, as of September 30, 2012, the Company had no amounts outstanding on its two lines of credit with affiliates of Cole Advisors, which had total available borrowings of $2.9 million. Each of the lines of credit matures on March 31, 2013 and bears a fixed rate of 5.75%. During the nine months ended September 30, 2012, the Company repaid $8.1 million of mortgage notes payable, including monthly payments, and $1.9 million of lines of credit with affiliates. In addition, the mortgage notes payable secured by the 2012 Property Dispositions, totaling $14.9 million, were assumed by the respective buyers.
Each of the mortgage notes payable and lines of credit are secured by the respective properties and their related leases on which the debt was placed. The mortgage notes and lines of credit are generally non-recourse to the Company and Cole OP I, but both are liable for customary non-recourse carve-outs. The mortgage notes payable and lines of credit contain customary default provisions. Generally, upon the occurrence of an event of default, interest on the mortgage notes will accrue at an annual default interest rate equal to the lesser of (1) the maximum rate permitted by applicable law, or (2) the then-current interest rate plus a percentage specified in the respective loan agreement. Certain mortgage notes payable contain customary affirmative, negative and financial covenants, such as requirements for minimum net worth, debt service coverage ratios, limitations on leverage ratios and variable rate debt. Based on the Company’s analysis and review of its results and related requirements, the Company believes it was in compliance with the covenants of such mortgage notes payable as of September 30, 2012.
During 2011, the Company elected to extend the maturity date of one mortgage note from June 2011 to June 2031, in accordance with the hyper-amortization provisions of the mortgage note. The Company repaid in full, without premium or penalty, the remaining $4.3 million outstanding balance of this mortgage note during the three months ended September 30, 2012. During the hyper-amortization period, the lender applied 100% of the rents collected from the property collateralizing the note to the following items in the order indicated: (1) payment of accrued interest at the original fixed interest rate, (2) all payments for escrow or reserve accounts, (3) any operating expenses of the property pursuant to an approved annual budget and (4) any extraordinary operating or capital expenses. The balance of the rents collected were applied to the following items in such order as the lender may determine: (1) any other amounts due in accordance with the loan document, (2) the reduction of the principal balance of the mortgage note, and (3) interest accrued at the “Revised Interest Rate” but not previously paid. As used herein, the Revised Interest Rate means an interest rate equal to the greater of (i) the initial fixed interest rate as stated in the loan agreement plus 2.0% per annum or (ii) the then current Treasury Constant Maturity Yield Index plus 2.0% per annum. The Revised Interest Rate on the mortgage note discussed above during the extended maturity period was 8.68%. Certain other mortgage notes of the Company allow for the maturity date to be extended by 20 years and have similar hyper-amortization provisions that would apply in the event of an extension of their maturity dates.
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

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2012

Environmental Matters
In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. The Company carries environmental liability insurance on its properties that provides limited coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. The Company is not aware of any environmental condition that it believes will have a material effect on its results of operations, financial condition or liquidity.
NOTE 7 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
Certain affiliates of the Company’s advisor received fees and compensation in connection with the Company’s private placement of shares of its common stock. Certain affiliates of the Company’s advisor have received, and may continue to receive, fees and compensation in connection with the acquisition, financing, management and disposition of the assets of the Company. Other various transactions may result in the receipt of commissions, fees and other compensation by Cole Advisors and its affiliates, including subordinated participation in net sale proceeds and subordinated performance fees.
If Cole Advisors provides substantial services, as determined by the Company, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors a financing coordination fee equal to 1% of the amount available under such financing; provided, however, that Cole Advisors shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors received such a fee. Financing coordination fees payable on loan proceeds from permanent financing will be paid to Cole Advisors as the Company acquires such permanent financing. However, no fees will be paid on loan proceeds from any lines of credit until such time as all net offering proceeds have been invested by the Company. No such fees were incurred by the Company during the nine months ended September 30, 2012 and 2011.
The Company paid, and expects to continue to pay, Cole Realty Advisors, Inc. (“Cole Realty”), its property manager and an affiliate of the Company's advisor, fees for the management and leasing of the Company’s properties. Property management fees are equal to 3% of gross revenues, and leasing fees are at prevailing market rates, not to exceed the greater of $4.50 per square foot or 7.5% of the total lease obligation. During the three and nine months ended September 30, 2012, the Company incurred $100,000 and $323,000 for property management fees, respectively, of which $10,000 and $37,000, respectively, has been included within discontinued operations. During the three and nine months ended September 30, 2011, the Company incurred $117,000 and $351,000 for property management fees, respectively, of which $24,000 and $64,000, respectively, has been included within discontinued operations. As of September 30, 2012 and December 31, 2011, $32,000 and $39,000, respectively, of such costs had been incurred, but not paid, by the Company, and are included in due to affiliates on the condensed consolidated unaudited financial statements.
Cole Realty, or its affiliates, also receives acquisition and advisory fees of up to 3% of the contract purchase price of each property. No such fees were incurred by the Company during the nine months ended September 30, 2012 or 2011.
The Company is obligated to pay Cole Advisors an annualized asset management fee of up to 0.25% of the aggregate asset value of the Company’s assets. Pursuant to a waiver of the fee by Cole Advisors, no asset management fees were incurred by the Company during the nine months ended September 30, 2012 or 2011. The Company is not obligated to pay any amounts for such periods. However, Cole Advisors may elect to charge asset management fees in future periods up to the 0.25% fee.
If Cole Advisors, or its affiliates, provides a substantial amount of services, as determined by the Company, in connection with the sale of one or more properties, the Company will pay Cole Advisors an amount up to 3% of the contract price of each asset sold. In no event will the combined disposition fee paid to Cole Advisors, its affiliates and unaffiliated third parties exceed the reasonable, customary and competitive amount for such services. In addition, after investors have received a return of their net capital contributions and a 7.5% annual cumulative, non-compounded return, then Cole Advisors is entitled to receive 20% of the remaining net sale proceeds. No such fees were incurred by the Company during the nine months ended September 30, 2012 or 2011 relating to the sale of properties.
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

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2012

The Company may reimburse Cole Advisors for expenses it incurs in connection with its provision of administrative services, including related personnel costs. The Company does not reimburse for personnel costs in connection with services for which Cole Advisors receives acquisition fees or disposition fees. No such costs were incurred by the Company during the nine months ended September 30, 2012 or 2011.
As of September 30, 2012, the Company had no amounts outstanding on its two lines of credit with affiliates of Cole Advisors, which had total available borrowings of $2.9 million. Each of the lines of credit matures in March 2013 and bears a fixed rate of 5.75%. No financing coordination fee was paid, or will be paid, to Cole Advisors or its affiliates in connection with the revolving lines of credit. During each of the three and nine months ended September 30, 2012 and 2011, the Company incurred $28,000 and $84,000, respectively, of interest expense related to the aforementioned lines of credit. As of December 31, 2011, $10,000 of such expense had been incurred but not paid by the Company, and is included in due to affiliates on the condensed consolidated unaudited financial statements.
NOTE 8 — ECONOMIC DEPENDENCY
Under various agreements, the Company has engaged or will engage Cole Advisors and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issuance, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company is dependent upon Cole Advisors and its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011. The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.
Forward-Looking Statements
Except for historical information, this section contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussion and analysis of our financial condition and our subsidiaries, our anticipated capital expenditures, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,’ “could,” “should,” or comparable words, variations and similar expressions are intended to identify forward-looking statements. All statements not based on historical fact are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or implied in the forward-looking statements.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, rent relief, inability to obtain new tenants upon the expiration or termination of existing leases, inability to obtain financing or refinance existing debt and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows.
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
Overview
We were formed on March 29, 2004, to acquire and operate commercial real estate primarily consisting of net leased, freestanding, single tenant, income-generating retail and commercial properties located throughout the United States. We have no paid employees and are externally advised and managed by our advisor. We elected to be taxed, and currently qualify, as a REIT for federal income tax purposes.
As of September 30, 2012, we owned 36 properties, which were 100% leased, comprising 934,000 square feet of single-tenant retail and commercial space located in 17 states. We may dispose of properties and reinvest the net sales proceeds from property dispositions in additional properties, or use net sales proceeds to pay down existing debt, or distribute the net proceeds to our stockholders.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property secured indebtedness. Rental and other property income accounted for 97% of total revenue during each of the three and nine months ended September 30, 2012 and 2011. As 100% of our properties are under lease, with a weighted average remaining lease term of 7.0 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
As of September 30, 2012, the debt leverage ratio of our portfolio, which is the ratio of debt to total gross real estate assets net of gross intangible lease liabilities, was 50.5%. All of our debt is subject to fixed interest rates, ranging from 5.27% to 6.96%, with a weighted average interest rate of 6.54% and a weighted average remaining term of 2.8 years. As we have no outstanding variable rate debt, our exposure to short-term changes in interest rates is limited. However, we will be subject to changes in interest rates as we refinance our debt when it matures. See our contractual obligations table in the section captioned “Liquidity and Capital Resources—Long-term Liquidity and Capital Resources.”
Recent Market Conditions
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Since 2010, the volume of mortgage lending for commercial real estate has been increasing and lending terms have improved and they continue to improve; however, such lending activity continues to be significantly less than previous levels. Although lending market conditions have improved, certain factors continue to negatively affect the lending environment, including the sovereign credit issues of certain countries in the European Union. We have experienced, and may continue to experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance our debt at maturity. For properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. Additionally, if we are able to refinance our existing debt as it matures, it may be at lower leverage levels or at rates and terms which are less favorable than our existing debt or, if we elect to extend the maturity dates of the mortgage notes in accordance with the hyper-amortization provisions, the interest rates charged to us will be higher, each of which may adversely affect our results of operations and the distribution rate we are able to pay to our investors. If we are required to sell any of our properties to meet our liquidity requirements or for any reason, such sale will result in lower rental revenue and may be at a price less than our acquisition price for the property, each of which would adversely impact our results of operations and the distributions we are able to pay our investors.
The economic downturn led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets by causing higher tenant vacancies, declining rental rates and declining property values. In 2011 and through September 30, 2012, the economy improved and continues to show signs of recovery. Additionally, the real estate markets have experienced an improvement in property values, occupancy and rental rates; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of September 30, 2012, 100% of our rentable square feet was leased. However, if the recent improvements in economic conditions do not continue, we may experience significant vacancies or be required to reduce rental rates on occupied space. If we do experience significant vacancies, our advisor will actively seek to lease our vacant space, however, such space may be leased at lower rental rates and for shorter lease terms than previously experienced. In addition, as many retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-lease a property may increase as a result.
Results of Operations
Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
Revenue - Revenue remained constant at $3.2 million for each of the three months ended September 30, 2012 and 2011. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for 97% of total revenues during each of the three months ended September 30, 2012 and 2011.
General and Administrative Expenses - General and administrative expenses increased $13,000, or 7%, to $195,000 for the three months ended September 30, 2012, compared to $182,000 for the three months ended September 30, 2011. The increase was primarily due to an increase in license and other fees for the three months ended September 30, 2012. Our primary general and administrative expense items are insurance, legal and accounting fees, transfer agent fees and license and other fees.
Property Operating Expenses - Property operating expenses remained relatively constant at $182,000 for the three months ended September 30, 2012, compared to $178,000 for the three months ended September 30, 2011. The primary property operating expense items are property taxes, property insurance and property repairs and maintenance.
Property Management Expenses - Property management expenses remained relatively constant at $90,000 for the three months ended September 30, 2012, compared to $93,000 for the three months ended September 30, 2011.

Depreciation and Amortization Expenses - Depreciation and amortization expenses remained constant at $1.1 million during each of the three months ended September 30, 2012 and 2011.
Net Interest Expense - Net interest expense decreased $145,000, or 9%, to $1.5 million for the three months ended September 30, 2012, compared to $1.7 million for the three months ended September 30, 2011. The decrease was primarily due to the repayment of one note payable during 2012 and the assumption of $14.9 million of notes payable loans by third parties in connection with the 2012 Property Dispositions. See further discussion in Note 5 to our condensed consolidated unaudited financial statements.
Income from Discontinued Operations - Income from discontinued operations increased $3.6 million to $3.7 million for the three months ended September 30, 2012, compared to $68,000 for the three months ended September 30, 2011. The increase was due to the gain on the sale of five properties during the three months ended September 30, 2012, compared to no property sales during the three months ended September 30, 2011. See further discussion in Note 4 to our condensed consolidated unaudited financial statements.
Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
Revenue - Revenue remained constant at $9.6 million for each of the nine months ended September 30, 2012 and 2011. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for 97% of total revenues during each of the nine months ended September 30, 2012 and 2011.
General and Administrative Expenses - General and administrative expenses increased $47,000, or 9%, to $562,000 for the nine months ended September 30, 2012, compared to $515,000 for the nine months ended September 30, 2011.The increase was primarily due to an increase in license and other fees. Our primary general and administrative expense items are insurance, legal and accounting fees, state franchise and income taxes, transfer agent fees and license and other fees.
Property Operating Expenses - Property operating expenses increased $21,000, or 4%, to $495,000 for the nine months ended September 30, 2012, compared to $474,000 for the nine months ended September 30, 2011. The increase was primarily due to an increase in property repairs and maintenance for the nine months ended September 30, 2012. The primary property operating expense items are property taxes, property insurance and property repairs and maintenance.
Property Management Expenses - Property management expenses remained relatively constant at $286,000 for the nine months ended September 30, 2012, compared to $287,000 for the nine months ended September 30, 2011.
Depreciation and Amortization Expenses - Depreciation and amortization expenses remained constant at $3.4 million during each of the nine months ended September 30, 2012 and 2011.
Net Interest Expense - Net interest expense decreased $201,000, or 4%, to $4.7 million for the nine months ended September 30, 2012, compared to $4.9 million for the nine months ended September 30, 2011. The decrease was primarily due to the repayment of one note payable during 2012 and the assumption of $14.9 million of notes payable loans by third parties related to the 2012 Property Dispositions. See further discussion in Note 5 to our condensed consolidated unaudited financial statements.
Income from Discontinued Operations - Income from discontinued operations increased $3.6 million to $3.8 million for the nine months ended September 30, 2012, compared to $227,000 for the nine months ended September 30, 2011. The increase was due to the sale of five properties during the nine months ended September 30, 2012 compared to no property sales during the nine months ended September 30, 2011. See further discussion in Note 4 to our condensed consolidated unaudited financial statements.
Funds From Operations
Funds from Operations (“FFO”) is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and widely recognized by investors and analysts as one measure of operating performance of a real estate company. The FFO calculation excludes items such as real estate depreciation and amortization, gains and losses on the sale of depreciable real estate and impairment of depreciable real estate. Depreciation and amortization as applied in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for real estate companies by using the cost accounting method alone is insufficient. In addition, FFO excludes gains and losses from the sale of depreciable real estate and impairment charges on depreciable real estate, which we believe provides management and investors with a helpful additional measure of the performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs. Impairment charges are items that management believes that the impact of these items will be reflected over time through changes in rental income or other related costs. We compute FFO in accordance with NAREIT’s definition.
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
Our calculation of FFO and reconciliation to net income, which is the most directly comparable GAAP financial measure, is presented in the table below for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NET INCOME (LOSS)	$3,771	$(9)	$3,947	$184
Depreciation of real estate assets	759	758	2,274	2,275
Amortization of lease related costs	369	369	1,108	1,108
Depreciation and amortization of real estate assets from discontinued operations	56	232	304	694
Gain on sale of real estate assets	(3,715)	—	(3,715)	—
Funds from operations (FFO)	$1,240	$1,350	$3,918	$4,261

Set forth below is additional information that may be helpful in assessing our operating results:

•
In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recorded reductions to rental income of $13,000 and $38,000 during the three and nine months ended September 30, 2012, respectively. During the three and nine months ended September 30, 2011, we recorded additional rental income of $25,000 and $110,000, respectively.

•
Amortization of deferred financing costs totaled $127,000 and $388,000 during the three and nine months ended September 30, 2012, respectively, and $137,000 and $415,000 during the three and nine months ended September 30, 2011, respectively.

Distributions
Our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.0013663180 per share (which equates to an annualized rate of 5% based on an assumed share price of $10 per share, or 6.29% based on the most recent estimated value of $7.95 per share), for stockholders of record as of the close of business on each day of the period, commencing on January 1, 2012 and ending on December 31, 2012.
During each of the nine months ended September 30, 2012 and 2011, we paid distributions of $3.8 million. Our distributions for the nine months ended September 30, 2012 were funded with net cash provided by operations of $3.3 million and excess cash provided by operations from previous periods of $500,000. Our distributions for the nine months ended September 30, 2011 were fully funded with net cash provided by operations of $4.2 million.
Liquidity and Capital Resources
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions to stockholders and interest and principal on current and any future debt financings. We expect to meet our short-term liquidity requirements through net cash provided by operations. During the nine months ended September 30, 2012, we elected to extend the maturity date on one of our lines of credit with affiliates of our advisor with available borrowings of $1.9 million from March 2012 to March 2013.

Long-term Liquidity and Capital Resources
We expect to meet our long-term liquidity requirements through proceeds from available borrowings under our revolving lines of credit, secured or unsecured financing or refinancings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations. We expect that our primary uses of capital will be for the payment of operating expenses, including debt service payments and debt maturities on our outstanding indebtedness, for the payment of tenant improvements, leasing commissions and repairs and maintenance, for the possible reinvestment of proceeds from the strategic sale of properties in replacement properties and for the payment of distributions to our stockholders, including special distributions of the net proceeds from the sale of properties. We did not have any material commitments for capital or leasing expenditures outstanding as of September 30, 2012.
We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after payments of principal and interest on our outstanding indebtedness and certain capital or leasing expenditures are paid; however, we may use other sources to fund distributions, as necessary, such as proceeds from available borrowings under our revolving lines of credit. To the extent that cash flows from operations are lower than our current expectations due to lower returns on the properties, distributions paid to our stockholders may be reduced.
As of September 30, 2012, we had cash and cash equivalents of $2.1 million, which we expect to be used primarily to pay operating expenses, interest on our indebtedness and stockholder distributions. In addition, we had restricted cash of $1.7 million held by lenders in escrow accounts for tenant and capital improvements, leasing commissions, repairs and maintenance and other lender reserves for certain properties.
As of September 30, 2012, we had $80.5 million of fixed rate debt outstanding. The outstanding debt is subject to fixed interest rates ranging from 5.27% to 6.96%, with a weighted average interest rate of 6.54%, and matures on various dates from March 31, 2013 through September 1, 2017. Our debt leverage ratio, which is the ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 50.5%, with a weighted average remaining term to maturity of 2.8 years.
Our contractual obligations are as follows (in thousands):

	Payments due by period(1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - notes payable	$80,498	$707	$69,488	$10,303	$—
Interest payments - notes payable	14,763	5,323	8,847	593	—
Total	$95,261	$6,030	$78,335	$10,896	$—

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities decreased $926,000 to $3.3 million for the nine months ended September 30, 2012, compared to $4.2 million for the nine months ended September 30, 2011. The change was primarily due to a decrease in the change in accounts payable and accrued expenses and deferred rent of $643,000 and a decrease in depreciation and amortization expense of $442,000 related to the 2012 Property Dispositions, offset by an increase in income from continuing operations of $203,000. See “—Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. During the nine months ended September 30, 2012, net cash provided by investing activities was $7.1 million compared to net cash used in investing activities of $445,000, resulting in a change of $7.5 million. The change was primarily due to the proceeds from sale of real estate assets of $7.4 million, related to the 2012 Property Dispositions, compared to no dispositions in the nine months ended September 30, 2012.
Financing Activities. Net cash used in financing activities increased $9.5 million to $13.8 million for the nine months ended September 30, 2012, compared to $4.3 million for the nine months ended September 30, 2011. The increase was primarily due to the repayment of notes payable and a line of credit with an affiliate of $10.0 million for the nine months ended September 30, 2012 compared to $521,000 for the nine months ended September 30, 2011.

Election as a REIT
We are taxed as a REIT under the Internal Revenue Code of 1986, as amended. To maintain our qualification as a REIT, we must continue to meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).
If we fail to maintain our qualification as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to maintain our qualification as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to maintain our qualification as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying condensed consolidated unaudited financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying condensed consolidated unaudited financial statements.
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
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2011, and our critical accounting policies have not changed during the nine months ended September 30, 2012. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2011, and related notes thereto.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 6 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with Cole Advisors and its affiliates, whereby we have incurred debt, or have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, Cole Advisors or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, asset and property management fees, disposition fees, interest expense on affiliate lines of credit and reimbursement of certain operating costs. See Note 7 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a further explanation of the various related-party transactions, agreements, and fees.
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
Off Balance Sheet Arrangements
As of September 30, 2012 and December 31, 2011, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not required for a smaller reporting company.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2012, were effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
Not required for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered securities during the three months ended September 30, 2012. No shares were redeemed during the three months ended September 30, 2012.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended September 30, 2012 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended September 30, 2012 that would require a response to this item.

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
Simon J. Misselbrook
Senior Vice President of Accounting
(Principal Accounting Officer)
Date: November 13, 2012

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 2.1 of the Company’s Form 10-SB (File No. 000-51962), filed on May 1, 2006).
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 2.2 to the Company’s Form 10-SB (File No. 000-51962), filed on May 1, 2006).
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

***
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Actof 1934, as amended, and otherwise is not subject to liability under these sections.