Form 10-K
period 2012-12-31
Cole Credit Property Trust Inc
filed 2013-03-28
CIK 1289272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-K
_____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

Title of Each Class
Common Stock, par value $0.01 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☐     Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant's shares of common stock. There were 10,089,951 shares of common stock held by non-affiliates at June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter.
As of March 26, 2013, there were 10,090,951 shares of common stock, par value of $0.01, of Cole Credit Property Trust, Inc. outstanding.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Cole Credit Property Trust, Inc. Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

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
Formation
Cole Credit Property Trust, Inc. (the “Company,” “we,” “our,” or “us”) is a Maryland corporation formed on March 29, 2004 that elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. We were organized to acquire and operate commercial real estate primarily consisting of freestanding, single-tenant, retail properties net leased to investment grade and other creditworthy tenants located throughout the United States. As of December 31, 2012, the Company owned 36 properties comprising 934,000 square feet of single-tenant retail and commercial space located in 17 states. As of December 31, 2012, these properties were 100% leased.
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
On April 26, 2004, we commenced a private placement of shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts (the “Offering”). We completed the Offering on September 16, 2005, after having raised aggregate gross proceeds of $100,331,320 through the sale of an aggregate of 10,097,251 shares of our common stock. As of March 26, 2013, 10,090,951 shares of our common stock were issued and outstanding and held by 1,468 stockholders of record.
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

Investment Objectives
General
Our primary investment objectives are:
•to provide current income for our stockholders through the payment of cash distributions;
•to preserve and return our stockholders’ capital contributions; and
•to realize growth in the value of our properties upon the ultimate sale of such properties.
Our board of directors may revise our investment policies, which we describe in more detail below, without the approval of our stockholders. Our board reviews our investment policies at least annually to determine that our policies are in the best interest of our stockholders.
Primary Investment Focus
We primarily own and invest in net leased, freestanding, single-tenant, income-generating retail properties throughout the United States. Our current investments are indirect investments in such properties through wholly-owned subsidiaries of Cole OP I. We may also invest in other entities that own or invest in, directly or indirectly, interests in such properties. We seek to own and maintain a portfolio of real estate that is diversified by geographical location and by type and size of retail centers. Our properties consist of real estate primarily improved for use as retail establishments and principally are freestanding, single-tenant properties. However, we are not limited to investments in single-tenant retail properties. Many of our properties are leased to tenants in the chain or franchise retail industry, including but not limited to drugstores and home and garden stores. Our advisor monitors industry trends and invests in properties that we believe to provide the most favorable return balanced with risk. Our management targets primarily retail businesses with established operating track records. We have acquired, and may continue to acquire, additional properties, by reinvesting the sales proceeds from the disposal of our properties in the normal course of business. See “Item 1. Business - Disposition Policies” below.
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
We apply credit underwriting criteria to the tenants of existing properties and possible new tenants when re-leasing properties in our portfolio. Tenants of our properties typically are large national or super-regional retail chains that have significant net worth and operating income. Generally these tenants and/or the lease guarantors are experienced multi-unit operators with a history of success as measured by profitable unit-level store performance and positive cash flows from operations. We attempt to manage our real estate portfolio by evaluating changes or trends in the industries in which our tenants operate, the creditworthiness of our tenants and changes or trends in the area demographics surrounding our properties for evidence that our properties will continue to meet our investment objectives of cash flow, preservation of capital and capital appreciation. We monitor such factors as tenant credit ratings, financial condition and results of our tenants, and overall real estate market conditions. When it is advantageous for us to dispose of any of our properties based on changes in the factors noted above, we have and may continue to do so if we believe it is in the best interest of our stockholders. See “Item 1. Business - Disposition Policies” below.
Our tenants include investment grade tenants, non-investment grade tenants and non-rated tenants. Our policy does not limit the percentage of our assets that may consist of properties rented to non-investment grade and non-rated tenants. A tenant is considered “investment grade” when the tenant has a debt rating by Moody’s Investor Services of Baa3 or better or a credit rating by Standard & Poor’s of BBB- or better, or its payments are guaranteed by a company with such a debt rating. A tenant is considered “non-investment” grade when the tenant has a debt rating by either Moody’s Investor Services or Standard & Poor’s that is below investment grade. A tenant is considered “non-rated” if it has not been rated by a credit rating agency. As of December 31, 2012, 30% of all scheduled lease payments were projected to be derived from tenants that maintain an investment grade credit rating, while 34% and 36% of scheduled lease payments are projected to be derived from non-investment grade tenants and non-rated tenants, respectively. Changes in tenant credit ratings, coupled with future acquisition and disposition activity, may increase or decrease our concentration of investment grade tenants in the future.

Generally, our non-investment grade tenants have significant net worth and operating income and financial profiles that our advisor believes meet our investment objectives of cash flow, preservation of capital and capital appreciation. In evaluating the credit worthiness of a tenant or prospective tenant, our advisor does not use specific quantifiable standards, but does consider many factors. The factors that our advisor considers include the proposed terms of the acquisition, the financial condition of the tenant and/or guarantor, credit agency reports (if any), Dun and Bradstreet reports, the operating history of the property with such tenant, the trade area demographics surrounding the property, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and the lease length and terms at the time of the acquisition.
Other Possible Investments
Although most of our property acquisitions are of the types described above, we have made, and may continue to make, other investments. For example, we are not limited to investments in single-tenant retail properties. We may invest in other commercial properties such as shopping centers, business and industrial parks, manufacturing facilities, office buildings and warehouse and distribution facilities in order to reduce overall portfolio risks or enhance overall portfolio returns. We have made, or may make, such investments only after our advisor determined that it would be advantageous to do so. It is our policy to limit our investments in non-freestanding, single-tenant retail properties and mortgage loans to 20% of the aggregate value of our investment portfolio at the time of the investment in such property or mortgage loan. We may exceed this policy limit with the approval of the board of directors.
We have not made, and do not intend to make, loans to other persons to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than interests in real estate. We currently do not own any properties that are in development and do not intend to acquire any properties that are in development.
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
In addition to procuring and reviewing an independent valuation estimate and property condition report, our advisor also considers the following, when available:
•unit level store performance;
•property location, visibility and access;
•age of the property, physical condition and curb appeal;
•the prospects for long-range appreciation and liquidity;
•suitability of the property for any development contemplated or in progress;
•the property’s income producing capacity;
•tax considerations;
•neighboring property uses;
•local market conditions including vacancy rates;
•area demographics, including trade area population and average household income;
•neighborhood growth patterns and economic conditions;
•presence of nearby properties that may positively impact store sales at the subject property; and

•
lease terms including length of lease term, scope of landlord responsibilities, presence and frequency of contractual rental increases, renewal option provisions, exclusive and permitted use provisions, co-tenancy requirements and termination options.

Our advisor considers properties leased and/or guaranteed by companies that maintain an investment grade rating by either Standard & Poor’s or Moody’s Investor Services. Our advisor also considers non-rated and non-investment grade tenants that it believes have significant net worth and operating income. See “Item 1. Business - Primary Investment Focus” above for additional information.
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
Ownership Structure
Our investments in real estate generally take the form of holding fee title or a long-term leasehold estate. We have acquired, and may continue to acquire, such interests either directly through our operating partnership or indirectly through limited liability companies and limited partnerships that are wholly-owned by our operating partnership. In addition, in certain cases we purchased properties and leased them back to the sellers of such properties and we may engage in these types of sale-leaseback transactions in the future. While we use our best efforts to structure any such sale-leaseback transaction such that the lease is characterized as a “true lease” so that we will be treated as the owner of the property for federal income tax purposes, the Internal Revenue Service could challenge such characterization. In the event that any such sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed.
Borrowing Policies
We believe that utilizing borrowings is consistent with our investment objective of maximizing the return to investors. The number of different properties that we acquired has been affected by the amount of funds available to us. Accordingly, utilizing borrowings enabled us to increase the number of our acquisitions and our diversification. There is no limitation on the amount we can borrow for the purchase of any property or other investment. However, we intend to limit our borrowings so that we generally will not borrow in the aggregate in excess of 60% of the value of our real estate related assets. As of December 31, 2012, we had $86.3 million of notes payable, which represented 54% of the aggregate carrying value of our gross real estate assets net of gross intangible lease liabilities. As of December 31, 2012, we had $2.9 million of available borrowing capacity under our revolving lines of credit. See “Item 2. Properties - Note Payable Information” below for additional information on our debt obligations.

Disposition Policies
We intend to hold each property we acquire for an extended period, generally six to eight years from the time of acquisition. However, regardless of intended holding periods, circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. During the year ended December 31, 2012, we sold five properties for an aggregate sales price of $23.0 million. See Note 5 to our consolidated financial statements in this Annual Report on Form 10-K for additional information on these property sales.
The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rent rolls and tenant creditworthiness, whether we could apply the proceeds from the sale of the asset to make other investments, whether disposition of the asset would increase cash flow, and whether the sale of the asset would be a prohibited transaction under the Internal Revenue Code or otherwise impact our status as a REIT for federal income tax purposes. The selling price of a property that is net leased will be determined in large part by the amount of rent payable under the lease. If a tenant has a repurchase option at a formula price, we may be limited to realizing any appreciation. In connection with our sales of properties we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale.
Conflicts of Interest
We are subject to various conflicts of interest arising out of our relationship with Cole Advisors and its affiliates, including conflicts related to the arrangements pursuant to which we will compensate Cole Advisors and its affiliates. The agreements and compensation arrangements between us and our advisor and its affiliates were not determined by arm’s-length negotiations. Some of the conflicts of interest in our transactions with our advisor and its affiliates, and certain conflict resolution procedures, are described below. Additionally, each of our directors is an affiliate of Cole Advisors as well as other real estate programs sponsored by Cole Real Estate Investments.
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
Interests in Other Real Estate Programs
Affiliates of our advisor act as an advisor to, and our officers and certain directors act as officers and directors of, Cole Credit Property Trust II, Inc., Cole Credit Property Trust III, Inc. (“CCPT III”), Cole Credit Property Trust IV, Inc., Cole Corporate Income Trust, Inc. and Cole Real Estate Income Strategy (Daily NAV), Inc., each of which is a real estate investment trust that has investment objectives and targeted assets similar to ours. Affiliates of our advisor and entities owned or managed by such affiliates also may acquire or develop real estate for their own accounts, and have done so in the past. Furthermore, affiliates of our advisor and entities owned or managed by such affiliates intend to form additional real estate investment entities in the future, whether public or private, which can be expected to have the same or similar investment objectives and policies as we do and which may be involved in the same geographic area. Our advisor, its affiliates and affiliates of our directors and officers are not obligated to present to us any particular investment opportunity that comes to their attention, even if such opportunity is of a character that might be suitable for investment by us. Our advisor and its affiliates, as well as our officers and directors, likely will experience conflicts of interest as they simultaneously perform services for us and other real estate programs sponsored by Cole Real Estate Investments.
Any real estate programs sponsored by Cole Real Estate Investments, whether or not currently existing, could compete with us in the sale or operation of our properties. We will seek to achieve any operating efficiency or similar savings that may result from affiliated management of competitive properties. However, to the extent that other programs sponsored by Cole Real Estate Investments own or acquire property that is adjacent, or in close proximity, to a property we own, our property may compete with the other program’s property for tenants or purchasers.
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

Other Activities of Cole Advisors and its Affiliates
We rely on Cole Advisors for the day-to-day operation of our business pursuant to an advisory agreement. As a result of the interests of members of its management in other real estate programs sponsored by Cole Real Estate Investments and the fact that they also are engaged and will continue to engage in other business activities, Cole Advisors and its officers, key persons and respective affiliates may have conflicts of interest in allocating their time between us and other real estate programs sponsored by Cole Real Estate Investments and other activities in which they are involved. However, Cole Advisors believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to all of the real estate programs sponsored by Cole Real Estate Investments and other ventures in which they are involved.
In addition, some of our executive officers also serve as an officer of Cole Advisors, our property manager, and/or other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities, as applicable, which may conflict with the fiduciary duties that they owe to us and our stockholders.
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
If a subsequent development, such as a delay in the closing of the acquisition or a delay in the construction of a property, causes any such investment, in the opinion of the advisors, to be more appropriate for an entity other than the entity that committed to make the investment, the advisors may determine that another program sponsored by Cole Real Estate Investments will make the investment. Our board of directors has a duty to ensure that the method used for the allocation of the acquisition of properties by two or more programs seeking to acquire similar types of properties is applied fairly to us.

Employees
We have no direct employees. The employees of Cole Advisors and its affiliates provide services to us related to acquisition and disposition, property management, asset management, financing, accounting, investor relations and administration.
We are dependent on our advisor and its affiliates for services that are essential to us, including asset acquisition and disposition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.
We may reimburse Cole Advisors and its affiliates for expenses incurred in connection with its provision of administrative services to us, including personnel costs, subject to certain limitations. During the years ended December 31, 2012 and 2011, no amounts were reimbursed, or required to be reimbursed, to Cole Advisors or its affiliates for such services.
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
Competition
In the event that we acquire additional properties, we would be in competition with other potential buyers for the same properties, and may have to pay more to purchase the property than we would if there were no other potential acquirers or will have to locate another property that meets our investment criteria. Although our properties are currently 100% leased and we have acquired, and may continue to acquire in the future, properties subject to existing leases, the leasing of real estate is highly competitive in the current market, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we may also be in competition with sellers of similar properties to locate suitable purchasers for our properties.
Concentration of Credit Risk
As of December 31, 2012, we had cash, including restricted cash, on deposit in two financial institutions, which was $6.9 million in excess of federally insured levels; however, we have not experienced any losses in such accounts. We limit significant cash investments to accounts held by financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on our cash deposits.
As of December 31, 2012, three tenants in the drugstore industry and three tenants in the home and garden industry accounted for 42% and 22%, respectively, of our 2012 gross annualized rental revenues. One tenant in the drugstore industry and one tenant in the home and garden industry accounted for 27% and 13%, respectively, of our 2012 gross annualized rental revenues. We also had certain geographic concentrations in our property holdings. In particular, as of December 31, 2012, eight of our properties were located in Texas and one property was located in Georgia, accounting for 31% and 10%, respectively of our 2012 gross annualized rental revenues.

Environmental Matters
In connection with the ownership and operation of real estate, we potentially may be liable for costs and damages related to environmental matters. We carry environmental liability insurance on our properties that provides limited coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. We have not been notified by any governmental authority of any non-compliance, liability or other claim, nor are we aware of any other environmental condition that we believe, in either case, will have a material adverse effect on the consolidated financial statements.
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
ITEM 2.    PROPERTIES
Overview
As of December 31, 2012, we owned, through separate wholly-owned limited partnerships or limited liability companies, a portfolio of 36 freestanding, single-tenant retail and commercial properties, comprising 934,000 rentable square feet located in 17 states. As of December 31, 2012, 100% of the rentable square feet of these properties was leased, with a weighted average remaining lease term of 6.9 years. As of December 31, 2012, we had outstanding debt of $86.3 million, secured by properties in our portfolio and the related tenant leases.

Property Statistics
The following table shows the tenant diversification of our real estate portfolio, based on gross annualized rental revenue, as of December 31, 2012:

			2012 Gross	Percentage of
	Total		Annualized	2012 Gross
	Number	Leased	Rental Revenue	Annualized
Tenant	of Leases	Square Feet	(in thousands)	Rental Revenue
Rite Aid - drugstore	11	136,366	$3,286	27%
Lowe's - home and garden	2	256,902	1,617	13%
Vanguard - automotive	1	23,360	1,197	10%
Gander Mountain - sporting goods	1	88,492	1,147	9%
CVS - drugstore	4	45,968	1,087	9%
Conn's - electronics and appliances	3	75,150	954	8%
Tractor Supply - home and garden	4	90,762	837	7%
Walgreens - drugstore	4	52,736	767	6%
Apria Healthcare - healthcare	1	82,750	548	4%
Best Buy - electronics and appliances	1	20,000	298	2%
Other	4	61,865	462	5%
	36	934,351	$12,200	100%
The following table shows the tenant industry diversification of our real estate portfolio, based on gross annualized rental revenue, as of December 31, 2012:

			2012 Gross	Percentage of
	Total		Annualized	2012 Gross
	Number	Leased	Rental Revenue	Annualized
Industry	of Leases	Square Feet	(in thousands)	Rental Revenue
Drugstore	19	235,070	$5,140	42%
Home and garden	9	364,074	2,693	22%
Electronics and appliances	4	95,150	1,252	10%
Automotive	1	23,360	1,197	10%
Sporting goods	1	88,492	1,147	9%
Healthcare	1	82,750	548	5%
Entertainment and recreation	1	45,455	223	2%
	36	934,351	$12,200	100%

The following table shows the geographic diversification of our real estate portfolio, based on gross annualized rental revenue, as of December 31, 2012:

			2012 Gross	Percentage of
	Total		Annualized	2012 Gross
	Number	Rentable	Rental Revenue	Annualized
Location	of Properties	Square Feet	(in thousands)	Rental Revenue
Texas	8	331,995	$3,760	31%
Georgia	1	23,360	1,197	10%
Ohio	6	61,911	1,050	9%
South Carolina	2	27,637	755	6%
Arkansas	1	126,405	755	6%
Indiana	2	87,760	642	5%
Tennessee	2	22,264	604	5%
Maine	2	24,280	559	5%
Virginia	2	36,483	552	5%
Kansas	2	37,612	446	4%
Other	8	154,644	1,880	14%
	36	934,351	$12,200	100%
Leases
Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our leases. Generally, the leases of the properties owned provide for initial terms of 10 to 20 years. As of December 31, 2012, the weighted average remaining lease term was 6.9 years. The properties generally are leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. Certain of the leases require us to maintain the roof and structure. The leases of the properties provide for annual rental payments (payable in monthly installments), ranging from $65,000 to $1.2 million (average of $339,000). Certain leases provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant's sales volume.
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

The following table shows lease expirations of our real estate portfolio as of December 31, 2012, during each of the next ten years and thereafter, assuming no exercise of renewal options:

			2012 Gross	Percentage of
	Total	Leased	Annualized	2012 Gross
	Number	Square Feet	Rental Revenue	Annualized
Year of Lease Expiration	of Leases	Expiring	(in thousands)	Rental Revenue
2013	1	12,885	$218	2%
2014	4	166,256	1,304	11%
2015	2	213,247	1,410	12%
2016	1	20,000	298	2%
2017	2	49,920	747	6%
2018	3	35,460	738	6%
2019	6	180,630	2,356	19%
2020	5	65,835	1,356	11%
2021	1	24,727	229	2%
2022	1	23,360	1,197	10%
Thereafter	10	142,031	2,347	19%
	36	934,351	$12,200	100%
Notes Payable Information
As of December 31, 2012, we had $86.3 million of notes payable outstanding, consisting of $80.3 million outstanding under notes payable with fixed interest rates (the “Fixed Rate Notes”) and $6.0 million outstanding under one note payable with a variable interest rate (the “Variable Rate Note”). The Fixed Rate Notes have interest rates ranging from 5.27% to 6.96% and a weighted average interest rate of 6.53%, and mature on various dates ranging from March 2013 through September 2017, with a weighted average remaining term of 2.5 years. As of December 31, 2012, the Variable Rate Note had an interest rate of 2.60%. The Variable Rate Note matures in December 2015. In addition, as of December 31, 2012, there were no amounts outstanding on our two lines of credit with affiliates of Cole Advisors, with total available borrowings of $2.9 million. Both of these lines of credit mature on March 31, 2013 and bear a fixed rate of 5.75%. The Variable Rate Note is subject to an interest rate equal to the greatest of (1) the Prime Rate in effect, (2) the Federal Funds Rate in effect plus 0.50% and (3) the Adjusted LIBOR Rate for a one month period plus 1%. During the year ended December 31, 2012, we repaid $8.3 million of mortgage notes payable, including monthly principal payments, and $1.9 million of borrowings under the lines of credit with affiliates. In addition, mortgage notes payable of $14.9 million were assumed by the respective buyers related to the sale of real estate assets during the year ended December 31, 2012.
The mortgage notes may generally be prepaid subject to meeting certain requirements and payment of a prepayment premium as specified in the respective loan agreements. Notwithstanding the prepayment limitations, we may sell the properties to a buyer that assumes the respective mortgage loan. The transfer would be subject to the conditions set forth in the individual property's mortgage note document, including without limitation, the lender's approval of the proposed buyer and the payment of the lender's fees, costs and expenses associated with the sale of the property and the assumption of the loan.
During 2011, we elected to extend the maturity date of one mortgage note from June 2011 to June 2031, in accordance with the hyper-amortization provisions of the mortgage note. During the year ended December 31, 2012, we repaid in full, without premium or penalty, the remaining $4.3 million outstanding principal balance on this note. During the hyper-amortization period, the lender applied 100% of the rents collected to the following items in the order indicated: (1) payment of accrued interest at the original fixed interest rate, (2) all payments for escrow or reserve accounts, (3) any operating expenses of the property pursuant to an approved annual budget and (4) any extraordinary expenses. The balance of the rents collected were applied to the following items in such order as the lender determined: (1) any other amounts due in accordance with the loan documents, (2) the reduction of the principal balance of the mortgage note, and (3) capitalized interest at an interest rate equal to the greater of (i) the initial fixed interest rate as stated on the respective mortgage note agreement plus 2.0% per annum or (ii) the then current Treasury Constant Maturity Yield Index plus 2.0% per annum. Certain other mortgage notes of ours allow for the maturity date to be extended by 20 years and have similar hyper-amortization provisions that would apply in the event of an extension of their maturity dates.

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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
We conducted the Offering from April 26, 2004 until September 16, 2005, and raised aggregate gross proceeds of $100,331,320 through the sale of an aggregate of 10,097,251 shares of our common stock. As of March 26, 2013, 10,090,951 shares of our common stock were issued and outstanding and held by 1,468 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our registrar and transfer agent.
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
Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for our shares will develop. To assist fiduciaries of plans subject to the annual reporting requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and IRA trustees or custodians to prepare reports relating to an investment in our shares, we provide reports of our determinations of the current value of our net assets per outstanding share to those fiduciaries (including IRA trustees and custodians) who identify themselves to us and request the reports. Accordingly, we have provided an annual statement of value for stockholders subject to ERISA and to certain other plan stockholders. Our board of directors established an estimated value of our common stock, as of December 31, 2012, of $7.75 per share. This statement of value is only an estimate and may not reflect the actual value of shares of our common stock. In determining the estimated value of our shares, our board of directors considered information and analysis, including valuation materials that were provided by CBRE Capital Advisors, Inc. (“CBRE Cap”), an independent investment banking firm that specializes in providing real estate financial services, and information provided by Cole Advisors.

The materials provided by CBRE Cap included three valuation methodologies, which are discussed in greater detail below, including the Net Asset Value approach. Our board of directors believes that the Net Asset Value approach is becoming more widely accepted as a best practice in the valuation of non-traded REIT shares. In addition, based on the CBRE Cap materials, our board determined that the Net Asset Value approach was the most appropriate valuation methodology based on the relatively small size of the Company's portfolio, as it may be more likely that a potential liquidity transaction would occur through individual or portfolio asset sales rather than through a listing of the Company's shares on a national securities exchange or other significant sale of the Company's equity securities. Based on these considerations, our board of directors determined to use the Net Asset Value approach in establishing the estimated value of the Company's shares. The estimated value of $7.75 per share is within the $7.48 to $8.00 per share valuation range calculated by CBRE Cap using the Net Asset Value approach. If our board had used one or more different valuation methods, including the two other approaches discussed in the CBRE Cap materials, it may have made a different determination regarding the estimated value of the Company's shares. Our board of directors is solely responsible for the establishment of the per share estimated value.
In preparing its valuation materials, CBRE Cap, among other things:

•	reviewed the Company's public filings;

•	reviewed other financial and operating information requested from, or provided by, the Company;

•	reviewed and discussed with senior management of the Company the historical and anticipated future financial performance of the Company, including the review of forecasts prepared by the Company;

•	compared financial information for the Company with similar information for companies that CBRE Cap deemed to be comparable; and

•	performed such other analyses and studies, and considered such other factors, as CBRE Cap considered appropriate.
As discussed above, the materials provided by CBRE Cap included three valuation methodologies that are commonly used in the commercial real estate industry and in valuing REITs. The following is a summary of the valuation methodologies discussed in the materials:

•
Net Asset Value - The net asset value methodology determines the value of the Company by valuing the Company's underlying real estate assets and its entity level assets and liabilities. The value of the underlying real estate was determined by dividing estimated individual property net operating income by estimated market capitalization rates. CBRE Cap's materials primarily relied on proprietary research, including CBRE market and sector capitalization rate surveys, as well as comparable transaction data and management guidance, in order to determine market capitalization rates to reasonably estimate the Company's real estate values. CBRE Cap's materials also relied on market information obtained from the debt and capital markets, management guidance and public filings of the Company to assist in valuing other entity level assets and liabilities.

•
Discounted Cash Flow Analysis - The discounted cash flow analysis utilizes five-year projected cash flows reasonably likely to be generated by the Company and discounts those future cash flows using a rate that is consistent with the inherent level of risk in the business to determine a present value. CBRE Cap reviewed the Company's advisor's projection of future cash flows and applied a perpetuity growth rate to the projected year five cash flows to arrive at a terminal value, and then applied a risk adjusted discount rate to the annual cash flows and terminal value to calculate a present value of such cash flows of the Company.

•
Public Company Comparables - The public company comparables methodology utilizes a range of Funds From Operations and Adjusted Funds From Operations trading multiples of similar, but publicly-traded, companies and applies them to the Company's comparable metric to estimate the value of the Company. CBRE Cap selected comparable companies based on qualitative factors such as sector focus, asset quality and tenant mix, as well as quantitative factors such as company size and leverage, and adjusted the multiples based on the Company's relative strength or weakness compared to the comparable company for each of the factors, which resulted in a reduction of the comparable company multiples. In addition, CBRE Cap further reduced the multiples to reflect the lack of liquidity of the Company's shares as the Company's shares are not traded on a national securities exchange. Comparable publicly traded companies utilized in the analysis were publicly traded REITs with portfolios that were primarily retail focused and included similar asset types with similar lease structures to the Company's real estate portfolio.

The three approaches to valuation noted above, when divided by the 10,090,951 shares of the Company's common stock outstanding on December 31, 2012, each resulted in a range of values for the Company's per share value. CBRE Cap also considered each result to calculate an overall estimated range of value for the Company's shares, which was higher (at both the low and high ends of the range) than the valuation range calculated solely using the Net Asset Value approach.
Cole Advisors also provided additional information to assist our board of directors in making its determination, including information concerning the Company's real estate portfolio and changes in the commercial real estate market since our board last established an estimated value of the Company's common stock in January 2012. Cole Advisors discussed its active management of the Company's portfolio, including dispositions, acquisitions, loan refinancings and lease extensions completed in 2012 or planned for 2013. Cole Advisors also discussed the Net Asset Value approach and its belief regarding the increasing acceptance of that approach as a best practice in valuing non-traded REIT shares.
As with any valuation methodology, the Net Asset Value approach used by our board of directors in reaching an estimate of the value of the Company's shares is based upon a number of estimates, assumptions, judgments and opinions that may, or may not, prove to be correct. The use of different estimates, assumptions, judgments or opinions may have resulted in significantly different estimates of the value of the Company's shares. In addition, our board's estimate of share value is not based on the book values of the Company's real estate, as determined by generally accepted accounting principles, as the Company's book value for most real estate is based on the amortized cost of the property, subject to certain adjustments.
Furthermore, in reaching an estimate of the value of the Company's shares, our board did not include a discount for debt that may include a prepayment obligation or a provision precluding assumption of the debt by a third party; or the costs that are likely to be incurred in connection with an appropriate exit strategy, whether that strategy might be a listing of the Company's shares of common stock on a national securities exchange, a merger of the Company, or a sale of the Company's portfolio.
As a result, there can be no assurance that:

•	any stockholder will be able to realize the estimated share value upon attempting to sell their shares;

•
the Company will be able to achieve, for its stockholders, the estimated value per share upon a listing of the Company's shares of common stock on a national securities exchange, a merger of the Company, or a sale of the Company's portfolio; or

•
the estimated share value, or the methodologies relied upon by our board to estimate the share value, will be found by any regulatory authority to comply with ERISA, the Internal Revenue Code or other regulatory requirements.

Furthermore, the estimated value of the Company's shares was calculated as of a particular point in time. The value of the Company's shares will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets.
CBRE Cap's valuation materials were addressed solely to the Company to assist it in establishing an estimated value of the Company's common stock. CBRE Cap's valuation materials provided to the Company do not constitute a recommendation to purchase or sell any shares of the Company's common stock or other securities. CBRE Cap's valuation materials were not addressed to the public and should not be relied upon by any other person to establish an estimated value of the Company's common stock. The estimated value of the Company's common stock may vary depending on numerous factors that generally impact the price of securities, the financial condition of the Company and the state of the real estate industry more generally, such as changes in economic or market conditions, changes in interest rates, changes in the supply of and demand for commercial real estate properties and changes in tenants' financial condition.
In connection with its review, while CBRE Cap reviewed the information supplied or otherwise made available to it by the Company for reasonableness, CBRE Cap assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party, and did not undertake any duty or responsibility to verify independently any of such information. CBRE Cap has not made or obtained an independent appraisal of the individual assets or liabilities (contingent or otherwise) of the Company. With respect to financial forecasts and other information and data provided to or otherwise reviewed by or discussed with CBRE Cap, CBRE Cap assumed that such forecasts and other information and data were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of management of the Company, and relied upon the Company to advise CBRE Cap promptly if any information previously provided became inaccurate or was required to be updated during the period of its review.

In preparing its valuation materials, CBRE Cap did not, and was not requested to, solicit third party indications of interest for the Company in connection with possible purchases of the Company's securities or the acquisition of all or any part of the Company.
In conducting its investigation and analyses, CBRE Cap took into account such accepted financial and investment banking procedures and considerations as it deemed relevant, including the review of: (i) historical and projected revenues and certain operating metrics of the Company and certain publicly traded companies in businesses and industries CBRE Cap believed to be comparable to the Company; (ii) the current and projected financial position and results of operations of the Company as disclosed to CBRE Cap by the Company; (iii) a discounted cash flow analysis of the Company based on financial information of the Company provided to CBRE Cap by the Company; and (iv) CBRE Cap's assessment of the general condition of the economy, the securities markets and the real estate industry generally.
In performing its analyses, CBRE Cap made numerous assumptions with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond CBRE Cap's control and the control of the Company. The analyses performed by CBRE Cap are not necessarily indicative of actual values, trading values or actual future results of the Company's common stock that might be achieved, all of which may be significantly more or less favorable than suggested by such analyses. The analyses do not purport to be appraisals or to reflect the prices at which companies may actually be sold, and such estimates are inherently subject to uncertainty. As stated above, the Company's board considered other factors in establishing the estimated value of the Company's common stock in addition to the materials prepared by CBRE Cap. Consequently, the analyses contained in the CBRE Cap materials should not be viewed as being determinative of our board's estimate of the value of the Company's common stock.
CBRE Cap's materials were necessarily based upon market, economic, financial and other circumstances and conditions existing prior to December 31, 2012, and any material change in such circumstances and conditions may have affected CBRE Cap's analysis, but CBRE Cap does not have, and has disclaimed, any obligation to update, revise or reaffirm its materials as of any date subsequent to December 31, 2012.
For services rendered in connection with and upon the delivery of its valuation materials, the Company paid CBRE Cap a customary fee. The Company also agreed to reimburse CBRE Cap for its expenses incurred in connection with its services, and will indemnify CBRE Cap against certain liabilities arising out of its engagement. With the exception of this engagement and a similar engagement to provide financial advisory services in connection with our board of directors' determination of an estimated value of the Company's shares as of December 31, 2011, CBRE Cap has not performed any other services for the Company. However, during the fiscal year ended December 31, 2012, affiliates of CBRE Cap provided appraisal services to the Company in connection with its purchase of one property and the potential purchase of two other properties on an arm's-length basis in exchange for reasonable and customary compensation. In the past two years, CBRE Cap and its affiliates also have provided financial advisory and commercial real estate services to other Cole-sponsored REITs and affiliates of Cole Advisors.
CBRE Cap is actively involved in the investment banking business and regularly undertakes the valuation of securities in connection with public offerings, private placements, business combinations and similar transactions.
Share Redemption Program
Pursuant to our share redemption program, we may use up to 1.0% of our annual cash flow, including operating cash flow not intended for distributions, borrowings, and capital transactions such as sales or refinancings, to satisfy redemption requests. Accordingly, our board of directors must determine at the beginning of each fiscal year the maximum amount of shares that we may redeem during that year. Our board of directors determined that there was an insufficient amount of cash available for redemptions during the five years ended December 31, 2012 and for the year ending December 31, 2013. We continue to accept redemption requests, which are considered for redemption if and when sufficient cash is available to fund redemptions. If a stockholder requests a redemption during a period when we are not redeeming shares, the stockholder may either (1) withdraw its request for redemption or (2) ask that we honor the request at such time, if any, when sufficient funds become available. Such pending requests will generally be honored on a first-come, first-served basis if redemptions are resumed. Since our formation on March 29, 2004, we had redeemed a total of 7,300 shares, at an average of $9.35 per share, under the share redemption program. Requests relating to approximately 261,000 shares remained unfulfilled as of December 31, 2012, representing approximately $2.0 million in unfulfilled requests, based on the most recent estimated value of our common stock of $7.75 per share.
Our board of directors may amend, suspend or terminate our share redemption program upon 30 days' notice at any time.

Distributions
We elected to be taxed and qualified as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2004. As a REIT, we have made, and intend to make, distributions each taxable year equal to at least 90% of our taxable income (excluding capital gains). One of our primary goals is to pay regular (monthly) distributions to our stockholders.
For federal income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder's shares.  Further, the amount of distributions in excess of U.S. stockholders' tax basis in their shares will be taxable as a capital gain realized from the sale of those shares.
From June 2005 through February 2010, we paid a 7% annualized distribution rate based upon a purchase price of $10 per share, which was the offering price for our shares of common stock in the Offering. However, beginning in March 2010, our board of directors reduced our annualized distribution rate to 5% based on an assumed share price of $10 per share, or 6.5% based on the most recent estimated value of $7.75 per share. The principal reason for the lower distribution rate was the refinancing of approximately $50 million of fixed rate debt that was to mature by year-end 2010. The prevailing credit markets upon refinancing dictated higher interest rates and amortization provisions, requiring us to pay down a portion of the principal on a monthly basis over the life of the loan.
The following table shows the character of the distributions we paid on a per share basis during the years ended December 31, 2012 and 2011:

	Total	Weighted Average
	Distributions Paid	Distributions Paid	Nontaxable	Ordinary	Capital Gain
Year	(in thousands)	per Common Share	Distributions	Dividends	Distributions
2012	$5,047	$0.50	$0.10	$0.19	$0.21
2011	$5,046	$0.50	$0.12	$0.17	$0.21
Securities Authorized for Issuance Under Equity Compensation Plans
The Company does not have any compensation plans under which we are authorized to issue equity securities.

ITEM 6.	SELECTED FINANCIAL DATA
Not required for a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying consolidated financial statements, and notes thereto. The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our consolidated financial statements and notes thereto. See also the “Cautionary Note Regarding Forward-Looking Statements” section preceding Part I.
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
As of December 31, 2012, we owned 36 properties, which were 100% leased, comprising 934,000 square feet of single-tenant retail and commercial space located in 17 states. During the year ended December 31, 2012, the Company sold five properties for an aggregate sales price of $23.0 million. See Note 5 to our consolidated financial statements in this Annual Report on Form 10-K for additional information on the property sales. As we dispose of our properties in the ordinary course of business, we intend to reinvest the net sales proceeds in additional properties, use net sales proceeds to pay down existing debt, or distribute the net proceeds to our stockholders.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and operating expenses. Rental and other property income accounted for 97% of our total revenue for each of the years ended December 31, 2012 and 2011. As 100% of our properties are under lease, with a weighted average remaining lease term of 6.9 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. In addition, as of December 31, 2012, the debt leverage ratio of our portfolio, which is the ratio of debt to total gross real estate assets net of gross intangible lease liabilities, was 54%, with 6.95% of the debt, or $6.0 million, subject to variable interest rates.
If we acquire additional commercial real estate or refinance our debt upon maturity, we will be subject to changes in interest rates. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, when applicable, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. See our contractual obligations table in the section captioned “Liquidity and Capital Resources—Long-term Liquidity and Capital Resources.”

Recent Market Conditions and Portfolio Strategies
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Since 2010, the volume of mortgage lending for commercial real estate has been increasing and lending terms have improved and they continue to improve; however, such lending activity continues to be significantly less than previous levels. Although lending market conditions have improved, certain factors continue to negatively affect the lending environment, including the sovereign credit issues of certain countries in the European Union. We have experienced, and may continue to experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance our debt at maturity. For properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. Additionally, if we are able to refinance our existing debt as it matures, it may be at lower leverage levels or at rates and terms which are less favorable than our existing debt or, if we elect to extend the maturity dates of the mortgage notes in accordance with any hyper-amortization provisions, the interest rates charged to us will be higher, each of which may adversely affect our results of operations and the distribution rate we are able to pay to our investors. If we are required to sell any of our properties to meet our liquidity requirements or for any reason, such sale will result in lower rental revenue and may be at a price less than our acquisition price for the property, each of which would adversely impact our results of operations and the distributions we are able to pay our investors.
The economic downturn led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets by causing higher tenant vacancies, declining rental rates and declining property values. In 2011 and 2012, the economy improved and continues to show signs of recovery. Additionally, the real estate markets have experienced an improvement in property values, occupancy and rental rates; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of December 31, 2012, 100% of our rentable square feet was leased. However, if the recent improvements in economic conditions do not continue, we may experience significant vacancies or be required to reduce rental rates on occupied space. If we do experience significant vacancies, our advisor will actively seek to lease our vacant space, however, such space may be leased at lower rental rates and for shorter lease terms than previously experienced. In addition, as many retailers and other tenants have been delaying or eliminating their store expansion plans, the amount of time required to re-lease a property may increase as a result.
Application of Critical Accounting Policies
Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management's judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.
Investment in and Valuation of Real Estate Assets
We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of each respective asset to determine the appropriate useful life of the assets. Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, including acquisition related expenses incurred prior to January 1, 2009, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets. All repairs and maintenance costs are expensed as incurred.

Real estate assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of our real estate assets by class are generally as follows:

Buildings	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets may not be recoverable. Impairment indicators that we consider include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, we assess the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, we will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions.
We continue to monitor one property with a book value of $4.2 million for which we have identified impairment indicators and assessed the recoverability of the carrying amount of the property. For this property, the undiscounted future cash flows expected as a result of the use of the real estate assets and the eventual disposition of the asset continued to exceed its carrying amount as of December 31, 2012. Should the conditions related to this property, or any of our other properties, change, the underlying assumptions used to determine the expected undiscounted future cash flows may change and adversely affect the recoverability of the respective real estate assets’ carrying amounts. No impairment losses were recorded during the years ended December 31, 2012 and 2011.
When developing estimates of expected future cash flows, we make certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating expected future cash flows could result in a different determination of the property’s expected future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the fair value of the real estate assets.
When a real estate asset is identified by us as held for sale, we cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management's opinion, the fair value, net of selling costs of the asset, is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets as held for sale as of December 31, 2012 and 2011.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, we allocate the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their fair values. We utilize independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). We obtain an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to our management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by our management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in our allocation decisions other than providing this market information.

The fair values of above market and below market lease intangibles are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease intangibles are capitalized as intangible lease assets or liabilities, respectively. Above market leases are amortized as a reduction to rental income over the remaining terms of the respective leases. Below market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not we expect a tenant to execute a bargain renewal option, we evaluate economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, our relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market or below market lease intangibles relating to that lease would be recorded as an adjustment to rental income.
The fair values of in-place leases include estimates of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rental and other property income, which are avoided by acquiring a property with an in-place lease. Direct costs associated with obtaining a new tenant include commissions and other direct costs and are estimated in part by utilizing information obtained from independent appraisals and management's consideration of current market costs to execute a similar lease. The intangible values of opportunity costs, which are calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease, are capitalized as intangible lease assets and are amortized to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
The determination of the fair values of the real estate assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates may result in a different allocation of our purchase price, which could impact our results of operations.
Discontinued Operations
Upon the disposal of a real estate asset or the determination of a real estate asset as being held for sale, we determine if the asset is considered a component of our company. A component is comprised of operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the rest of our company. If the asset is considered to be one of our components, the results of operations and gains or losses on the sale of the component are required to be presented in discontinued operations if both of the following criteria are met: (1) the operations and cash flows of the asset have been (or will be) eliminated from our ongoing operations as a result of the disposal transaction and (2) we will not have any significant continuing involvement in the operations of the asset after the disposal transaction. Also, the prior period results of operations for the asset are reclassified and presented in discontinued operations in the prior consolidated statements of operations. Determining whether or not a property qualifies as held for sale under GAAP can involve significant judgment by management.
Sales of Real Estate Assets
Gains on the sale of real estate assets are generally recognized by the full accrual method when the following criteria are met: (1) the gain is determinable, that is, the collectability of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (2) the earnings process is virtually complete, that is, we are not obligated to perform significant activities after the sale to earn the gain. Determining whether a real estate transaction qualifies as a sale and for gain recognition under GAAP can involve significant judgment by management.
Revenue Recognition
Certain properties have leases where minimum rental payments increase during the term of the lease. We record rental income for the full term of each lease on a straight-line basis. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of determining this calculation. We defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred.

Income Taxes
We currently qualify as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. We generally will not be subject to federal corporate income tax to the extent we, among other things, distribute our taxable income to our stockholders, and we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
Results of Operations
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Revenue - Revenue remained relatively constant at $12.8 million for the years ended December 31, 2012 and 2011, increasing $68,000, or less than 1%. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for 97% of total revenues during each of the years ended December 31, 2012 and 2011.
General and Administrative Expenses - General and administrative expenses increased $92,000, or 13%, to $807,000 for the year ended December 31, 2012, compared to $715,000 for the year ended December 31, 2011. The increase was primarily due to an increase in license and other fees for the year ended December 31, 2012. Our primary general and administrative expense items are legal and accounting fees, state franchise and income taxes, transfer agent fees and license and other fees.
Property Operating Expenses - Property operating expenses increased $33,000, or 5%, to $638,000 for the year ended December 31, 2012, compared to $605,000 for the year ended December 31, 2011. The increase was primarily due to increased property repairs and maintenance for the year ended December 31, 2012. The primary property operating expenses items are property taxes, property repairs and maintenance and insurance.
Property Management Expenses - Property management expenses remained relatively constant at $379,000 for the year ended December 31, 2012, compared to $383,000 for the year ended December 31, 2011.
Depreciation and Amortization Expenses - Depreciation and amortization expenses remained constant at $4.5 million during each of the years ended December 31, 2012 and 2011.
Net Interest Expense - Net interest expense decreased $372,000, or 6%, to $6.2 million for the year ended December 31, 2012, compared to $6.6 million for the year ended December 31, 2011. The decrease was primarily due to the repayment of one note payable during 2012 and the assumption of $14.9 million of mortgage note payable by third parties related to the sale of real estate assets.
Income from Discontinued Operations - Income from discontinued operations increased $1.9 million, or 104%, to $3.8 million for the year ended December 31, 2012, compared to $1.9 million for the year ended December 31, 2011. The increase was due to the sale of five properties during the year ended December 31, 2012 compared to the sale of one property during the year ended December 31, 2011.
Portfolio Information
As of December 31, 2012, we owned 36 properties located in 17 states, which were 100% leased to single-tenant retail and commercial tenants with a weighted average lease term remaining of 6.9 years.

As of December 31, 2012, our five highest tenant concentrations, based on annualized gross rental revenue, were as follows:

			2012 Gross	Percentage of
	Total	Leased	Annualized	2012 Gross
	Number	Square	Rental Revenue	Annualized
Tenant	of Leases	Feet	(in thousands)	Rental Revenue
Rite Aid - drugstore	11	136,366	$3,286	27%
Lowe's - home and garden	2	256,902	1,617	13%
Vanguard - automotive	1	23,360	1,197	10%
Gander Mountain - sporting goods	1	88,492	1,147	9%
CVS - drugstore	4	45,968	1,087	9%
	19	551,088	$8,334	68%
As of December 31, 2012, our five highest tenant industry concentrations, based on annualized gross rental revenue, were as follows:

			2012 Gross	Percentage of
	Total	Leased	Annualized	2012 Gross
	Number	Square	Rental Revenue	Annualized
Industry	of Leases	Feet	(in thousands)	Rental Revenue
Drugstore	19	235,070	$5,140	42%
Home and garden	9	364,074	2,693	22%
Electronics and appliances	4	95,150	1,252	10%
Automotive	1	23,360	1,197	10%
Sporting goods	1	88,492	1,147	9%
	34	806,146	$11,429	93%
As of December 31, 2012, our five highest geographic concentrations, based on annualized gross rental revenue, were as follows:

			2012 Gross	Percentage of
	Total	Rentable	Annualized	2012 Gross
	Number	Square	Rental Revenue	Annualized
Location	of Properties	Feet	(in thousands)	Rental Revenue
Texas	8	331,995	$3,760	31%
Georgia	1	23,360	1,197	10%
Ohio	6	61,911	1,050	9%
South Carolina	2	27,637	755	6%
Arkansas	1	126,405	755	6%
	18	571,308	$7,517	62%
For more information on our portfolio diversification and statistics, see “Item 2. Properties” above.
Distributions
Our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.0013663180 per share (which equates to an annualized rate of 5% based on an assumed share price of $10 per share), for stockholders of record as of the close of business on each day of the period, commencing on January 1, 2012 and ending on December 31, 2012.
During each of the years ended December 31, 2012 and 2011, we paid distributions of $5.0 million, which were fully funded with net cash provided by operations.

Funds From Operations
Funds from Operations (“FFO”) is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and widely recognized by investors and analysts as one measure of operating performance of a real estate company. The FFO calculation excludes items such as real estate depreciation and amortization, gains and losses on the sale of real estate assets and impairment of depreciable property. Depreciation and amortization as applied in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for real estate companies by using the cost accounting method alone is insufficient. In addition, FFO excludes gains and losses from the sale of real estate and real estate impairment charges on depreciable real estate, which we believe provides management and investors with a helpful additional measure of the performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs. We compute FFO in accordance with NAREIT’s definition.
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
Our calculation of FFO and reconciliation to net income, which is the most directly comparable GAAP financial measure, is presented in the table below for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011
NET INCOME	$4,049	$1,806
Depreciation of real estate assets	3,036	3,033
Amortization of lease related costs	1,478	1,478
Depreciation and amortization of real estate assets from discontinued operations	304	907
Gain on sale of real estate	(3,715)	(1,567)
Funds from operations (FFO)	$5,152	$5,657
Set forth below is additional information that may be helpful in assessing our operating results:

•
In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recorded reductions to rental income of $48,000 during the year ended December 31, 2012 and additional rental income of $125,000 during the year ended December 31, 2011.

•	Amortization of deferred financing costs totaled $514,000 and $549,000 during the years ended December 31, 2012 and 2011, respectively.
Liquidity and Capital Resources
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions and monthly interest and principal payments on current and any future indebtedness. We expect to meet our short-term liquidity requirements through net cash provided by operations. Subsequent to December 31, 2012, we extended the maturity dates on both of our lines of credit with affiliates with available borrowings of $2.9 million from March 2013 to March 2014.

Long-term Liquidity and Capital Resources
We expect to meet our long-term liquidity requirements through proceeds from available borrowings under our revolving lines of credit, secured or unsecured financing or refinancings from banks and other lenders, the selective and strategic sale of properties and net cash flows provided by operations. We expect that our primary uses of capital will be for the payment of operating expenses, including debt service payments and debt maturities on our outstanding indebtedness, for the payment of tenant improvements, leasing commissions and repairs and maintenance, for the possible reinvestment of proceeds from the strategic sale of properties in replacement properties and for the payment of distributions to our stockholders, including special distributions of the net proceeds from the sale of properties. We did not have any material commitments for capital or leasing expenditures outstanding as of December 31, 2012.
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after monthly payments of principal and interest on our outstanding indebtedness and certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, such as proceeds from available borrowings under our revolving lines of credit. To the extent that cash flows from operations are lower than our current expectations due to lower returns on the properties, distributions paid to our stockholders may be lower.
As of December 31, 2012, we had cash and cash equivalents of $7.8 million, a portion of which was used subsequent to December 31, 2012 to acquire one property for $1.8 million. We expect the remainder of our cash and cash equivalents to be used primarily to purchase additional properties; however, the remainder may also be used to pay operating expenses, interest and principal on our indebtedness and stockholder distributions. In addition, we had restricted cash of $2.1 million held by lenders in escrow accounts for tenant and capital improvements, leasing commissions, repairs and maintenance and other lender reserves for certain properties.
During each of the years ended December 31, 2012 and 2011, we paid distributions of $5.0 million, which were funded entirely by cash flows from operations.
As of December 31, 2012, we had $86.3 million of mortgage notes payable outstanding, including $80.3 million of Fixed Rate Notes and a $6.0 million Variable Rate Note. The Fixed Rate Notes have interest rates ranging from 5.27% to 6.96%, with a weighted average interest rate of 6.53%, and mature on various dates from March 2013 through September 2017. The Variable Rate Note had an interest rate of 2.60% at December 31, 2012 and matures in December 2015. Our debt leverage ratio, which is the ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 54%, with a weighted average remaining term to maturity of 2.5 years.
Our contractual obligations as of December 31, 2012 are as follows (in thousands):

	Payments due by period(1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - fixed rate notes	$80,322	$716	$69,303	$10,303	$—
Interest payments - fixed rate notes	13,269	5,337	7,510	422	—
Principal payments - variable rate note	6,000	—	6,000	—	—
Interest payments - variable rate note (2)	492	159	333	—	—
Total	$100,083	$6,212	$83,146	$10,725	$—

(1)	The table above does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	A rate of 2.60% was used to calculate the variable rate debt payment obligations in future periods. This was the rate effective as of December 31, 2012.

Cash Flow Analysis
Operating Activities. Net cash provided by operating activities decreased $778,000, or 13%, to $5.2 million for the year ended December 31, 2012, compared to $6.0 million for the year ended December 31, 2011. The decrease was primarily due to the disposition of five properties during the year ended December 31, 2012. See “—Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash provided by investing activities increased $2.5 million, or 63%, to $6.5 million for the year ended December 31, 2012, compared to $4.0 million for the year ended December 31, 2011. The increase was primarily due to increased proceeds of $7.4 million related to the sale of five real estate assets during the year ended December 31, 2012, compared to proceeds of $4.5 million related to the sale of one real estate asset during the year ended December 31, 2011.
Financing Activities. Net cash used in financing activities increased $3.5 million, or 60%, to $9.4 million for the year ended December 31, 2012, compared to $5.9 million for the year ended December 31, 2011. The increase was primarily due to the repayment of notes payable of $10.2 million, offset by proceeds from mortgage notes payable of $6.0 million for the year ended December 31, 2012 compared to $865,000 of notes payable repaid during the year ended December 31, 2011.
Election as a REIT
We are taxed as a REIT for federal income tax purposes under the Internal Revenue Code of 1986, as amended. To maintain our qualification as a REIT, we must continue to meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).
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
Related-Party Transactions and Agreements
We have entered into agreements with Cole Advisors and its affiliates, whereby we have incurred debt, or have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, Cole Advisors or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, asset and property management fees, disposition fees, interest expense on affiliate lines of credit and reimbursement of certain operating costs. See Note 9 to our consolidated financial statements in this Annual Report on Form 10-K for a further explanation of the various related-party transactions, agreements, and fees.

Reclassifications
Certain prior year balances have been reclassified in the consolidated statement of operations to conform with the current year presentation of general and administrative expenses, property operating expenses and discontinued operations.
Subsequent Events
Certain events occurred subsequent to December 31, 2012 through the filing date of this Annual Report on Form 10-K. Refer to Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K for further explanation. Such events are:
•Update to the estimated value per share;
•Update to the share redemption program;
•Investment in real estate assets;
•Update to lines of credit with affiliate; and
•Cole Holdings Corporation / CCPT III merger agreement.
Impact of Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off Balance Sheet Arrangements
As of December 31, 2012 and 2011, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

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
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2012.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2012, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a - 15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed.
1.    The list of the consolidated financial statements contained herein is set forth on page F-1 hereof.

2.	Financial Statement Schedules - None
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
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Cole Credit Property Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cole Credit Property Trust, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 27, 2013

COLE CREDIT PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Investment in real estate assets:
Land	$42,017	$48,759
Buildings and improvements, less accumulated depreciation of $22,684 and $21,998, respectively	76,943	88,853
Acquired intangible lease assets, less accumulated amortization of $11,342 and $11,847, respectively	8,795	13,373
Total investment in real estate assets, net	127,755	150,985
Cash and cash equivalents	7,788	5,481
Restricted cash	2,073	1,396
Rents and tenant receivables, prepaid expenses and other assets	1,402	1,214
Deferred financing costs, less accumulated amortization of $1,662 and $1,320, respectively	1,367	1,775
Total assets	$140,385	$160,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$86,322	$103,510
Lines of credit with affiliate	—	1,935
Accounts payable and accrued expenses	769	846
Due to affiliates	32	49
Acquired below market lease intangibles, less accumulated amortization of $1,604 and $1,406, respectively	593	791
Distributions payable	427	429
Deferred rent	592	645
Total liabilities	88,735	108,205
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 10,090,951 shares issued and outstanding	101	101
Capital in excess of par value	90,424	90,424
Accumulated distributions in excess of earnings	(38,875)	(37,879)
Total stockholders’ equity	51,650	52,646
Total liabilities and stockholders’ equity	$140,385	$160,851
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2012	2011
Revenues:
Rental and other property income	$12,448	$12,393
Tenant reimbursement income	389	376
Total revenue	12,837	12,769

Expenses:
General and administrative expenses	807	715
Property operating expenses	638	605
Property management expenses	379	383
Depreciation	3,036	3,033
Amortization	1,478	1,478
Total operating expenses	6,338	6,214
Operating income	6,499	6,555

Interest expense, net	(6,233)	(6,605)

Income (loss) from continuing operations	266	(50)

Discontinued operations:
Income from operations	68	289
Gain on sale of discontinued operations	3,715	1,567
Income from discontinued operations	3,783	1,856

Net income	$4,049	$1,806

Weighted average number of common shares outstanding:
Basic and diluted	10,090,951	10,090,951

Income (loss) from continuing operations per common share:
Basic and diluted	$0.03	$—

Income from discontinued operations per common share:
Basic and diluted	$0.37	$0.18

Net income per common share:
Basic and diluted	$0.40	$0.18
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2011	10,090,951	$101	$90,424	$(34,639)	$55,886
Distributions	—	—	—	(5,046)	(5,046)
Net income	—	—	—	1,806	1,806
Balance, December 31, 2011	10,090,951	101	90,424	(37,879)	52,646
Distributions	—	—	—	(5,045)	(5,045)
Net income	—	—	—	4,049	4,049
Balance, December 31, 2012	10,090,951	$101	$90,424	$(38,875)	$51,650
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$4,049	$1,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,243	3,623
Amortization of intangible lease assets and below market lease intangibles, net	1,446	1,720
Amortization of deferred financing costs	514	549
Gain on sale of real estate assets	(3,715)	(1,567)
Changes in assets and liabilities:
Rents and tenant receivables, prepaid expenses and other assets	(188)	(133)
Accounts payable and accrued expenses	(58)	21
Deferred rent	(53)	(15)
Due to affiliates	(17)	(5)
Net cash provided by operating activities	5,221	5,999
Cash flows from investing activities:
Capital expenditures	(180)	(10)
Proceeds from sale of real estate assets	7,377	4,545
Change in restricted cash	(677)	(524)
Net cash provided by investing activities	6,520	4,011
Cash flows from financing activities:
Distributions to investors	(5,047)	(5,046)
Proceeds from notes payable	6,000	—
Repayment of notes payable	(8,255)	(865)
Repayment of lines of credit with affiliates	(1,935)	—
Deferred financing costs paid	(197)	—
Net cash used in financing activities	(9,434)	(5,911)
Net increase in cash and cash equivalents	2,307	4,099
Cash and cash equivalents, beginning of year	5,481	1,382
Cash and cash equivalents, end of year	$7,788	$5,481

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$427	$429
Accrued capital expenditures	$—	$19
Notes payable assumed by buyer in real estate disposition	$14,933	$14,175
Supplemental Cash Flow Disclosures:
Interest paid	$6,401	$7,994
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
As of December 31, 2012, the Company owned 36 properties comprising 934,000 square feet of single-tenant retail and commercial space located in 17 states. As of December 31, 2012, these properties were 100% leased.
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
Investment in and Valuation of Real Estate Assets
The Company is required to make subjective assessments as to the useful lives of its depreciable assets. The Company considers the period of future benefit of each respective asset to determine the appropriate useful life of the assets. Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, including acquisition related expenses incurred prior to January 1, 2009, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets. All repairs and maintenance costs are expensed as incurred.
Real estate assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Buildings	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions.
The Company continues to monitor one property with a book value of $4.2 million for which it has identified impairment indicators and assessed the recoverability of the carrying amount of the property. For this property, the undiscounted future cash flows expected as a result of the use of the real estate assets and the eventual disposition of the asset continued to exceed its carrying amount as of December 31, 2012. Should the conditions related to this property, or any of the Company’s other properties, change, the underlying assumptions used to determine the expected undiscounted future cash flows may change and adversely affect the recoverability of the respective real estate assets’ carrying amounts. No impairment losses were recorded during the years ended December 31, 2012 and 2011.
When developing estimates of expected future cash flows, the Company makes certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating expected future cash flows could result in a different determination of the property’s expected future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the fair value of the real estate assets.
When a real estate asset is identified by the Company as held for sale, the Company ceases depreciation and amortization of the assets related to the property and estimates the fair value, net of selling costs. If, in management’s opinion, the fair value net of selling costs of the asset, is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property. There were no assets identified as held for sale as of December 31, 2012 and 2011.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their fair values. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). The Company obtains an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to the Company’s management, is used by management in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
The fair values of above market and below market lease intangibles are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease intangibles are capitalized as intangible lease assets or liabilities, respectively. Above market leases are amortized as a reduction to rental income over the remaining terms of the respective leases. Below market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not the Company expects a tenant to execute a bargain renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, the Company’s relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market or below market lease intangibles relating to that lease would be recorded as an adjustment to rental income.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair values of in-place leases include estimates of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rental and other property income, which are avoided by acquiring a property with an in-place lease. Direct costs associated with obtaining a new tenant include commissions and other direct costs and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The intangible values of opportunity costs, which are calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease, are capitalized as intangible lease assets and are amortized to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
The determination of the fair values of the real estate assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates may result in a different allocation of the Company’s purchase price, which could impact the Company’s results of operations.
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
Restricted Cash
As of December 31, 2012, $1.9 million was included in restricted cash, which was held by lenders in escrow accounts primarily for tenant and capital improvements, leasing commissions and repairs and maintenance for certain properties, in accordance with the respective lender’s loan agreement. In addition, as of December 31, 2012, the Company had $221,000 in restricted cash held by lenders in a lockbox account. As part of certain debt agreements, rents from the encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess funds are disbursed to the Company.
Rents and Tenant Receivables
Rents and tenant receivables primarily include amounts to be collected in future periods related to the recognition of rental income on a straight-line basis over the lease term and cost recoveries due from tenants. The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy, if any, are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income or loss is directly affected by management’s estimate of the collectability of accounts receivable. The Company records allowances for those balances that the Company deems to be uncollectible, including any amounts relating to straight-line rent receivables. As of December 31, 2012 and 2011, no balances were deemed uncollectible and no allowances were recorded.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Assets
Other assets consists primarily of prepaid expenses as of the balance sheet date that relate to future periods and will be expensed or reclassified to another account during the period to which the costs relate. Any amounts with no future economic benefit are charged to earnings when identified.
Deferred Financing Costs
Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. If a note payable is prepaid, any unamortized deferred financing costs related to the note payable would be expensed. Amortization of deferred financing costs, including any write-offs, for the years ended December 31, 2012 and 2011 was $514,000 and $549,000, respectively, and was recorded in interest expense in the consolidated statements of operations.
Revenue Recognition
Certain properties have leases where minimum rental payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of determining this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred.
Income Taxes
The Company currently qualifies as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company generally will not be subject to federal corporate income tax to the extent it, among other things, distributes its taxable income to its stockholders and it distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it or its subsidiaries may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Concentration of Credit Risk
As of December 31, 2012, the Company had cash, including restricted cash, on deposit in two financial institutions, which was $6.9 million in excess of federally insured levels; however, the Company has not experienced any losses in such accounts. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.
As of December 31, 2012, three tenants in the drugstore industry and three tenants in the home and garden industry accounted for 42% and 22%, respectively, of the Company’s 2012 gross annualized rental revenues. One tenant in the drugstore industry and one tenant in the home and garden industry accounted for 27% and 13%, respectively, of the Company’s 2012 gross annualized rental revenues. Additionally the Company has certain geographic concentration in its property holdings. In particular, as of December 31, 2012, eight of the Company’s properties were located in Texas and one property was located in Georgia, accounting for 31% and 10%, respectively, of the Company’s 2012 gross annualized rental revenues.
Stockholders’ Equity
As of each of December 31, 2012 and 2011, the Company was authorized to issue 90,000,000 shares of common stock and 10,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. The Company’s board of directors may authorize additional shares of capital stock and amend their terms without obtaining stockholder approval.
Redemptions of Common Stock
The Company’s share redemption program provides that the Company’s board of directors must determine at the beginning of each fiscal year the maximum amount of shares that the Company may redeem during that year. The Company’s board of directors determined that no amounts were to be made available for redemption during the year ended December 31, 2012.

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
Reportable Segments
The Company’s operating segment consists of commercial properties, which include activities related to investing in real estate. The commercial properties are geographically diversified throughout the United States and have similar economic characteristics. The Company evaluates operating performance on an overall portfolio level; therefore, the Company’s properties are one reportable segment.
Interest
Interest is charged to interest expense as it accrues. No interest costs were capitalized during the years ended December 31, 2012 and 2011.
Distributions Payable and Distribution Policy
In order to maintain its status as a REIT, the Company is required to, among other things, make distributions each taxable year equal to at least 90% of its taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). To the extent that funds are available, the Company intends to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of applicable record dates.
Reclassifications
Certain prior year balances have been reclassified in the consolidated statement of operations to conform with the current year presentation of general and administrative expenses, property operating expenses and discontinued operations.
 New Accounting Pronouncements
In May 2011, the U.S. Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2011-04, Fair Value Measurements and Disclosures (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”), which converges guidance between GAAP and International Financial Reporting Standards to provide a uniform framework of fair value measurements and requires additional disclosures including quantifiable information about measurements to changes in unobservable inputs for Level 3 fair value measurements. ASU 2011-04 became effective for the Company on January 1, 2012. The adoption of ASU 2011-04 has not had a material impact on the Company’s consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 became effective for the Company beginning January 1, 2012. The adoption of ASU 2011-05 did not have a material effect on the Company’s consolidated financial statements or disclosures, because the Company’s net income equals its comprehensive income.
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
Notes payable and lines of credit – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of December 31, 2012 and 2011. The estimated fair value of the notes payable was $89.6 million, as of December 31, 2012, as compared to the carrying value of $86.3 million. The estimated fair value of the notes payable and the lines of credit with an affiliate was $106.1 million and $2.0 million, respectively, as of December 31, 2011, as compared to the carrying value of $103.5 million and $1.9 million, respectively. The fair value of the Company’s notes payable and lines of credit is estimated using Level 2 inputs.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for on disposition of the financial assets and liabilities.
NOTE 4 — ACQUIRED INTANGIBLE LEASE ASSETS
Acquired intangible lease assets consisted of the following (in thousands):

	As of December 31,
	2012	2011
Acquired in-place leases, net of accumulated amortization of $11,297 and $10,943,
respectively (with a weighted average life of 7.1 and 8.6 years, respectively)	$8,765	$12,184
Acquired above market leases, net of accumulated amortization of $45 and $904,
respectively (with a weighted average life of 5.8 and 9.9 years, respectively)	30	1,189
	$8,795	$13,373
Amortization expense related to the acquired in-place lease assets for the years ended December 31, 2012 and 2011, was $1.6 million and $1.8 million, respectively. Amortization expense related to the acquired above market lease assets for the years ended December 31, 2012 and 2011, was $69,000 and $122,000, respectively.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Estimated amortization of the intangible lease assets as of December 31, 2012 for each of the five succeeding fiscal years is as follows (in thousands):

	Amortization of
Year Ending December 31,	Leases In-Place	Above Market Leases
2013	$1,477	$6
2014	$1,261	$6
2015	$1,091	$6
2016	$950	$1
2017	$913	$1
NOTE 5 — DISCONTINUED OPERATIONS
During the year ended December 31, 2012, the Company sold five properties (the “2012 Sold Properties”) for an aggregate sales price of $23.0 million. Upon completion of the sales, $14.9 million of loans collateralized by these properties were assumed by the respective buyers. No disposition fees were paid to Cole Advisors or its affiliates in connection with the sale of the 2012 Sold Properties.
The 2012 Sold Properties resulted in net cash proceeds of $7.4 million and a gain of $3.7 million. Revenue generated by the 2012 Sold Properties was $1.0 million and $1.7 million, respectively, for the years ended December 31, 2012 and 2011. Results of the 2012 Sold Properties have been presented as discontinued operations in the Company’s consolidated statements of operations for the years ended December 31, 2012 and 2011. Subsequent to the sales, the Company had no continuing involvement with these properties.
As of the respective closing dates of the 2012 Sold Properties, the major classes of assets and liabilities of these properties included net total investment in real estate assets of $18.5 million and mortgage notes payable of $14.9 million. In connection with the 2012 Sold Properties, $91,000 of deferred financing costs were written off as a reduction in the gain on sale.
On December 15, 2011, the Company sold a property for a gross sales price of $19.1 million, resulting in net cash proceeds $4.5 million and a gain of $1.6 million. Revenue related to this property for the year ended December 31, 2011 was $1.5 million. The property’s results have been presented as discontinued operations in the Company’s consolidated statements of operations for the year ended December 31, 2011. Subsequent to the sale, the Company has no continuing involvement with the property.
NOTE 6 — NOTES PAYABLE AND LINES OF CREDIT
As of December 31, 2012, the Company had $86.3 million of mortgage notes payable outstanding, consisting of $80.3 million outstanding with fixed interest rates (the “Fixed Rate Notes”) and $6.0 million outstanding under one note payable with a variable interest rate (the “Variable Rate Note”). The Fixed Rate Notes have interest rates ranging from 5.27% to 6.96%, with a weighted average interest rate of 6.53%, and mature on various dates from March 2013 through September 2017, with a weighted average remaining term of 2.5 years. The Variable Rate Note had an interest rate of 2.60% at December 31, 2012 and matures in December 2015. In addition, as of December 31, 2012, the Company had no amounts outstanding on its two lines of credit with affiliates of Cole Advisors, which had total available borrowings of $2.9 million. Both of these lines of credit mature on March 31, 2013 and bear a fixed rate of 5.75%. During the year ended December 31, 2012, the Company borrowed $6.0 million under the Variable Rate Note, which is subject to an interest rate which is equal to the greatest of (1) the Prime Rate in effect, (2) the Federal Funds Rate in effect plus 0.50% and (3) the Adjusted LIBOR Rate for a one month period plus 1%. During the year ended December 31, 2012, the Company repaid $8.3 million of mortgage notes payable, including monthly principal payments, and $1.9 million of lines of credit with affiliates. In addition, the mortgage notes payable secured by the 2012 Sold Properties, totaling $14.9 million, were assumed by the respective buyers. Subsequent to December 31, 2012, the Company extended the maturity dates on both of our lines of credit with affiliates with available borrowings of $2.9 million from March 2013 to March 2014.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Each of the mortgage notes payable and lines of credit are secured by the respective properties and their related leases on which the debt was placed. The mortgage notes and lines of credit are generally non-recourse to the Company and Cole OP I, but both are liable for customary non-recourse carve-outs. The mortgage notes payable and lines of credit contain customary default provisions. Generally, upon the occurrence of an event of default, interest on the mortgage notes will accrue at an annual default interest rate equal to the lesser of (1) the maximum rate permitted by applicable law, or (2) the then-current interest rate plus a percentage specified in the respective loan agreement. Certain mortgage notes payable contain customary affirmative, negative and financial covenants, such as requirements for minimum net worth, debt service coverage ratios, limitations on leverage ratios and variable rate debt. Based on the Company’s analysis and review of its results and related requirements, the Company believes it was in compliance with the covenants of such mortgage notes payable as of December 31, 2012.
During 2011, the Company elected to extend the maturity date of one mortgage note from June 2011 to June 2031, in accordance with the hyper-amortization provisions of the mortgage note. The Company repaid in full, without premium or penalty, the remaining $4.3 million outstanding balance of this mortgage note during the year ended December 31, 2012. During the hyper-amortization period, the lender applied 100% of the rents collected from the property collateralizing the note to the following items in the order indicated: (1) payment of accrued interest at the original fixed interest rate, (2) all payments for escrow or reserve accounts, (3) any operating expenses of the property pursuant to an approved annual budget and (4) any extraordinary operating or capital expenses. The balance of the rents collected were applied to the following items in such order as the lender determined: (1) any other amounts due in accordance with the loan document, (2) the reduction of the principal balance of the mortgage note, and (3) interest accrued at the “Revised Interest Rate” but not previously paid. As used herein, the Revised Interest Rate means an interest rate equal to the greater of (i) the initial fixed interest rate as stated in the loan agreement plus 2.0% per annum or (ii) the then current Treasury Constant Maturity Yield Index plus 2.0% per annum. The Revised Interest Rate on the mortgage note discussed above during the extended maturity period was 8.68%. Certain other mortgage notes of the Company allow for the maturity date to be extended by 20 years and have similar hyper-amortization provisions that would apply in the event of an extension of their maturity dates.
Generally, the mortgage notes may not be prepaid, in whole or in part, except under the following circumstances: (1) the prepayment may be made subject to payment of a yield maintenance premium or through defeasance, (2) full prepayment may be made on any of the three monthly payment dates occurring immediately prior to the maturity date, and (3) partial prepayments resulting from the application of insurance or condemnation proceeds to reduce the outstanding principal balance of the mortgage notes. Notwithstanding the prepayment limitations, the Company may sell the properties to a buyer that assumes the respective mortgage loan. The transfer would be subject to the conditions set forth in the individual property's mortgage note document, including without limitation, the lender's approval of the proposed buyer and the payment of the lender's fees, costs and expenses associated with the sale of the property and the assumption of the loan.
The following table summarizes the scheduled aggregate principal repayments for the five years subsequent to December 31, 2012 (in thousands):

For the year ending December 31,	Principal Repayments
2013	$716
2014	754
2015	74,549
2016	8,625
2017	1,678
Total	$86,322

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7 — ACQUIRED BELOW MARKET LEASE INTANGIBLES
Acquired below market lease intangibles consisted of the following (in thousands):

	As of December 31,
	2012	2011
Acquired below market leases, net of accumulated amortization of $1,604 and
$1,406, respectively (with a weighted average life of 3.6 and 4.6 years, respectively)	$593	$791
The increase to rental and other property income resulting from the intangible lease liability for each of the years ended December 31, 2012 and 2011 was $198,000.
Estimated amortization of the intangible lease liability as of December 31, 2012 for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31,	Amortization of Below Market Leases
2013	$198
2014	$132
2015	$55
2016	$55
2017	$52
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

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

If Cole Advisors provides substantial services, as determined by the Company, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors a financing coordination fee equal to 1% of the amount available under such financing; provided, however, that Cole Advisors shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors received such a fee. Financing coordination fees payable on loan proceeds from permanent financing will be paid to Cole Advisors as the Company acquires such permanent financing. However, no fees will be paid on loan proceeds from any lines of credit until such time as all net offering proceeds have been invested by the Company. During the year ended December 31, 2012, the Company incurred $60,000 for financing coordination fees. No such fees were incurred by the Company during the year ended December 31, 2011.
The Company paid, and expects to continue to pay, Cole Realty Advisors, Inc. (“Cole Realty”), its property manager and an affiliate of the Company’s advisor, fees for the management and leasing of the Company’s properties. Property management fees are equal to 3% of gross revenues, and leasing fees are at prevailing market rates, not to exceed the greater of $4.50 per square foot or 7.5% of the total lease obligation. During the years ended December 31, 2012 and 2011, the Company incurred $417,000 and $469,000 for property management fees, respectively, of which $38,000 and $86,000 has been included within discontinued operations. As of December 31, 2012 and 2011, $32,000 and $39,000, respectively, of such costs had been incurred, but not paid, by the Company and are included in due to affiliates in the consolidated financial statements.
Cole Realty, or its affiliates, also receives acquisition and advisory fees of up to 3% of the contract purchase price of each property. No such fees were incurred by the Company during the years ended December 31, 2012 or 2011.
The Company is obligated to pay Cole Advisors an annualized asset management fee of up to 0.25% of the aggregate asset value of the Company’s assets. Pursuant to a waiver of the fee by Cole Advisors, no asset management fees were incurred by the Company during the years ended December 31, 2012 or 2011. The Company is not obligated to pay any amounts for such periods. However, Cole Advisors may elect to charge asset management fees in future periods up to the 0.25% fee.
If Cole Advisors, or its affiliates, provides a substantial amount of services, as determined by the Company, in connection with the sale of one or more properties, the Company will pay Cole Advisors an amount up to 3% of the contract price of each asset sold. In no event will the combined disposition fee paid to Cole Advisors, its affiliates and unaffiliated third parties exceed the reasonable, customary and competitive amount for such services. In addition, after investors have received a return of their net capital contributions and a 7.5% annual cumulative, non-compounded return, then Cole Advisors is entitled to receive 20% of the remaining net sale proceeds. No such fees were incurred by the Company during the year ended December 31, 2012. During the year ended December 31, 2011, the Company paid $191,000 for disposition fees relating to the sale of one property.
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
The Company may reimburse Cole Advisors for expenses it incurs in connection with its provision of administrative services, including related personnel costs. The Company does not reimburse for personnel costs in connection with services for which Cole Advisors receives acquisition or disposition fees. Pursuant to a waiver by Cole Advisors, no such costs were incurred by the Company during the years ended December 31, 2012 or 2011.
As of December 31, 2012, the Company had no amounts outstanding on its total available borrowings of $2.9 million related to its two lines of credit with affiliates of Cole Advisors. Both of the lines of credit mature on March 31, 2013 and bear a fixed interest rate of 5.75%. No financing coordination fee was paid, or will be paid, to Cole Advisors or its affiliates in connection with the revolving lines of credit. During the years ended December 31, 2012 and 2011, the Company incurred $84,000 and $113,000, respectively, of interest expense related to the aforementioned lines of credit. As of December 31, 2012, no amounts were due to affiliates related to the revolving lines of credit. As of December 31, 2011, $10,000, of such expense had been incurred but not paid by the Company, and is included in due to affiliates in the consolidated financial statements.

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
The Company determines at the beginning of each fiscal year the maximum amount of shares that it may redeem during that year. The Company may use up to 1.0% of its annual cash flow to meet these redemption needs, including cash proceeds generated from new offerings, operating cash flow not intended for dividends, borrowings, and capital transactions such as asset sales or refinancings. During the years ended December 31, 2012 and 2011, the Company redeemed no shares under the share redemption program.
In the event that the Company accepts redemption requests, except as described below for redemptions upon the death of a stockholder, the purchase price for the redeemed shares would equal the lesser of (1) the price actually paid for those shares or (2) either (i) $8.50 per share or (ii) 90.0% of the net asset value per share, as determined by the Company’s board of directors. Therefore, the share redemption price would be $6.98 per share based on the most recently disclosed estimated value of $7.75 per share as determined by the Company's board of directors. The Company’s board of directors reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemption, or (4) otherwise amend the terms of the share redemption program.
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

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The shares the Company redeems under its share redemption program will be canceled and returned to the status of authorized but unissued shares. The Company does not intend to resell such shares to the public unless they are first registered with the Securities and Exchange Commission under the Securities Act and under appropriate state securities laws or otherwise sold in compliance with such laws.
NOTE 12 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the distributions The Company paid on a percentage basis for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
Character of Distributions (unaudited):	2012	2011
Ordinary dividends	38%	33%
Capital gain distributions	43%	43%
Nontaxable distributions	19%	24%
Total	100%	100%
As of December 31, 2012 and 2011, the tax basis carrying value of the Company’s land and depreciable real estate assets was $140.3 million and $163.3 million, respectively. During the years ended December 31, 2012 and 2011, the Company incurred state and local income and franchise taxes of $97,000 and $122,000, respectively, which has been recorded in general and administrative expenses in the consolidated statements of operations.
NOTE 13 — OPERATING LEASES
All of the Company’s real estate properties are leased to tenants under operating leases, for which the terms and expirations vary. The leases frequently have provisions to extend the lease agreement and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, assuming no exercise of renewal options, as of December 31, 2012, is as follows (in thousands):

Year Ending December 31,	Future Minimum Rental Income
2013	$12,201
2014	10,988
2015	10,076
2016	8,996
2017	8,687
Thereafter	33,248
$84,196
NOTE 14 — SUBSEQUENT EVENTS
Estimated Value Per Share
On January 10, 2013, the Company’s board of directors established an estimated value of the Company’s common stock, as of December 31, 2012, of $7.75 per share for purposes of assisting fiduciaries of plans subject to the annual reporting requirements of ERISA, and IRA trustees or custodians, in preparing reports relating to an investment in the Company’s shares.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share Redemption Program
The Company’s share redemption program provides that the Company’s board of directors must determine at the beginning of each fiscal year the maximum amount of shares that the Company may redeem during that year. The Company’s board of directors has determined that the Company will not redeem any shares pursuant to its share redemption program during the year ending December 31, 2013.
Real Estate Acquisition
Subsequent to December 31, 2012, the Company acquired one property for a purchase price of $1.8 million. The acquisition was funded with net cash proceeds from the sale of five properties during the year ended December 31, 2012. Acquisition related expenses totaling $71,000 were expensed as incurred.
Lines of Credit
On March 27, 2013, the Company extended the maturity dates on both of its lines of credit with affiliates with available borrowings of $2.9 million from March 31, 2013 to March 31, 2014. Other than the extension of the maturity dates, the material terms of these lines of credit remain unchanged.
Cole Holdings Corporation / CCPT III Merger Agreement
On March 5, 2013, Cole Credit Property Trust III, Inc. (“CCPT III”), Cole Holdings Corporation (“Holdings”), CREInvestments, LLC (“Merger Sub”) and Christopher H. Cole (“Mr. Cole”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides for the merger of Holdings with and into Merger Sub (the “Merger”) with Merger Sub surviving and continuing its existence under the laws of the State of Maryland as a wholly owned subsidiary of CCPT III. Holdings is wholly owned by Mr. Cole, the chairman of the board, chief executive officer and president of the Company, and is an affiliate of the Company’s sponsor, the parent company and indirect owner of the Company’s advisor and the indirect owner of the Company’s property manager. The consummation of the Merger is subject to various conditions. Upon consummation of the Merger, CCPT III intends to list its shares of common stock on the New York Stock Exchange.
Despite the indirect change of control that would occur for the Company’s advisor and property manager upon consummation of the Merger, the Company anticipates that such entities will continue to serve in their respective capacities to the Company without any changes in personnel or service procedures resulting from the Merger.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March 2013.

Cole Credit Property Trust, Inc.

By:	/s/ D. KIRK MCALLASTER, JR.
D. Kirk McAllaster, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER H. COLE	Chairman, Chief Executive Officer and President	March 27, 2013
Christopher H. Cole	(Principal Executive Officer)

/s/ D. KIRK MCALLASTER, JR.	Executive Vice President, Chief Financial Officer and	March 27, 2013
D. Kirk McAllaster, Jr.	Treasurer (Principal Financial Officer)

/s/ SIMON J. MISSELBROOK	Senior Vice President of Accounting	March 27, 2013
Simon J. Misselbrook	(Principal Accounting Officer)

/s/ MARC T. NEMER	Director	March 27, 2013
Marc T. Nemer

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 2.1 of the Company’s Form 10-SB (File No. 000-51962), filed on May 1, 2006).
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 2.2 to the Company’s Form 10-SB (File No. 000-51962), filed on May 1, 2006).
3.3	Amendment to Amended and Restated Bylaws of Cole Credit Property Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 000-51962), filed November 13, 2012).
10.1
Agreement of Limited Partnership of Cole Operating Partnership I, LP, dated April 6, 2004, between Cole Credit Property Trust, Inc. and the limited partners thereto (Incorporated by reference to Exhibit 6.1 to the Company’s Form 10-SB (File No. 000-51962), filed on May 1, 2006).

10.2
Property Management and Leasing Agreement, dated April 6, 2004, between Cole Credit Property Trust, Inc., Cole Operating Partnership I, LP and Cole Realty Advisors, Inc. (Incorporated by reference to Exhibit 6.2 to the Company’s Form 10-SB (File No. 000-51962), filed on May 1, 2006).

10.3
Advisory Agreement, dated April 6, 2004, as amended, between Cole Credit Property Trust, Inc. and Cole REIT Advisors, LLC (Incorporated by reference to Exhibit 6.3 to the Company’s Form 10-SB (File No. 000-51962), filed on May 1, 2006).

10.4
Loan Agreement, dated April 1, 2010, by and between Cole Credit Property Trust, Inc. and certain of its wholly-owned subsidiaries, collectively as Borrower, and The Royal Bank of Scotland PLC as lender (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 000-51962), filed on May 14, 2010).

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

***
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.