Form 10-Q
period 2013-03-31
Cole Credit Property Trust Inc
filed 2013-05-14
CIK 1289272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 10, 2013, there were 10,090,951 shares of common stock, par value of $0.01, of Cole Credit Property Trust, Inc. outstanding.

COLE CREDIT PROPERTY TRUST, INC.

PART I
FINANCIAL INFORMATION
The accompanying condensed consolidated unaudited interim financial statements as of and for the three months ended March 31, 2013 have been prepared by Cole Credit Property Trust, Inc. (the “Company,” “we,” “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2012. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.
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

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Investment in real estate assets:
Land	$42,313	$42,017
Buildings and improvements, less accumulated depreciation of $23,453 and $22,684, respectively	77,477	76,943
Acquired intangible lease assets, less accumulated amortization of $11,716 and $11,342, respectively	8,593	8,795
Total investment in real estate assets, net	128,383	127,755
Cash and cash equivalents	5,597	7,788
Restricted cash	2,041	2,073
Rents and tenant receivables, prepaid expenses and other assets	1,283	1,402
Deferred financing costs, less accumulated amortization of $1,801 and $1,662, respectively	1,228	1,367
Total assets	$138,532	$140,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$86,134	$86,322
Accounts payable and accrued expenses	591	769
Due to affiliates	30	32
Acquired below market lease intangibles, less accumulated amortization of $1,654 and $1,604, respectively	543	593
Distributions payable	429	427
Deferred rent	280	592
Total liabilities	88,007	88,735
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 10,090,951 shares issued and outstanding	101	101
Capital in excess of par value	90,424	90,424
Accumulated distributions in excess of earnings	(40,000)	(38,875)
Total stockholders’ equity	50,525	51,650
Total liabilities and stockholders’ equity	$138,532	$140,385
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rental and other property income	$3,187	$3,147
Tenant reimbursement income	120	105
Total revenue	3,307	3,252

Expenses:
General and administrative expenses	208	200
Property operating expenses	154	150
Property management expenses	97	99
Acquisition related expenses	94	—
Depreciation	769	758
Amortization	372	369
Total operating expenses	1,694	1,576
Operating income	1,613	1,676

Interest expense, net	(1,493)	(1,620)

Income from continuing operations	120	56

Income from discontinued operations	—	34

Net income	$120	$90

Weighted average number of common shares outstanding:
Basic and diluted	10,090,951	10,090,951

Income from continuing operations per common share:
Basic and diluted	$0.01	$0.01

Income from discontinued operations per common share:
Basic and diluted	$—	$0.00

Net income per common share:
Basic and diluted	$0.01	$0.01

Distributions declared per common share	$0.12	$0.12
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2013	10,090,951	$101	$90,424	$(38,875)	$51,650
Distributions	—	—	—	(1,245)	(1,245)
Net income	—	—	—	120	120
Balance, March 31, 2013	10,090,951	$101	$90,424	$(40,000)	$50,525
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$120	$90
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	769	842
Amortization of intangible lease assets and below market lease intangibles, net	324	390
Amortization of deferred financing costs	139	130
Changes in assets and liabilities:
Rents and tenant receivables, prepaid expenses and other assets	119	(38)
Accounts payable and accrued expenses	(178)	(132)
Deferred rent	(312)	(216)
Due to affiliates	(2)	(3)
Net cash provided by operating activities	979	1,063
Cash flows from investing activities:
Investment in real estate assets and other capital expenditures	(1,771)	(19)
Change in restricted cash	32	(55)
Net cash used in investing activities	(1,739)	(74)
Cash flows from financing activities:
Distributions to investors	(1,243)	(1,256)
Repayment of notes payable	(188)	(3,289)
Deferred financing costs paid	—	(5)
Net cash used in financing activities	(1,431)	(4,550)
Net decrease in cash and cash equivalents	(2,191)	(3,561)
Cash and cash equivalents, beginning of period	7,788	5,481
Cash and cash equivalents, end of period	$5,597	$1,920

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$429	$427
Accrued deferred financing costs	$—	$16
Supplemental Cash Flow Disclosures:
Interest paid	$1,359	$1,763
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2013
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
As of March 31, 2013, the Company owned 37 properties comprising 947,000 square feet of single-tenant retail and commercial space located in 18 states. As of March 31, 2013, these properties were 100% leased.
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 8 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2012 and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2013

The Company continues to monitor one property with a book value of $4.1 million for which it has identified impairment indicators and assessed the recoverability of the carrying amount of the property. For this property, the undiscounted future cash flows expected as a result of the use of the real estate assets and the eventual disposition of the asset continued to exceed its carrying amount as of March 31, 2013. Should the conditions related to this property, or any of the Company’s other properties, change, the underlying assumptions used to determine the expected undiscounted future cash flows may change and adversely affect the recoverability of the respective real estate assets’ carrying amounts. No impairment losses were recorded during each of the three months ended March 31, 2013 or 2012.
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
When a real estate asset is identified by the Company as held for sale, the Company ceases depreciation and amortization of the assets related to the property and estimates the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs of the asset, is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property. There were no assets identified as held for sale as of March 31, 2013 or December 31, 2012.
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
March 31, 2013

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
Discontinued Operations
Upon the disposal of a real estate asset or the determination of a real estate asset as being held for sale, the Company determines if the asset is considered a component of the Company. A component is comprised of operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the rest of the Company. If the asset is considered a component of the Company, the results of operations and gains or losses on the sale of the component are required to be presented in discontinued operations if both of the following criteria are met: (1) the operations and cash flows of the asset have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction and (2) the Company will not have any significant continuing involvement in the operations of the asset after the disposal transaction. Also, the prior period results of operations for the asset are reclassified and presented in discontinued operations in the prior condensed consolidated unaudited statements of operations.
Restricted Cash
As of March 31, 2013, $1.9 million was included in restricted cash, which was held by lenders in escrow accounts primarily for tenant and capital improvements, leasing commissions and repairs and maintenance for certain properties, in accordance with the respective lender’s loan agreement. In addition, as of March 31, 2013, the Company had $144,000 in restricted cash held by lenders in a lockbox account. As part of certain debt agreements, rents from the encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess funds are disbursed to the Company.
Redemptions of Common Stock
The Company’s share redemption program provides that the Company’s board of directors must determine at the beginning of each fiscal year the maximum amount of shares that the Company may redeem during that year. The Company’s board of directors determined that no amounts are to be made available for redemption during the year ending December 31, 2013.
Reclassifications
Certain prior year balances have been reclassified in the condensed consolidated unaudited statements of operations to conform with the current year presentation of discontinued operations.

New Accounting Pronouncements
In February 2013, the U.S. Financial Accounting Standards Board issued Accounting Standards Update, 2013-02 Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which amends the reporting requirements for comprehensive income pertaining to the reclassification of items out of accumulated other comprehensive income. ASU 2013-02 was effective for the Company beginning January 1, 2013. The adoption of ASU 2013-02 did not have a material impact on the Company’s condensed consolidated unaudited financial statements because the Company did not have items of other comprehensive income.
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
March 31, 2013

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
Notes payable and lines of credit – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the notes payable was $89.4 million and $89.6 million as of March 31, 2013 and December 31, 2012, respectively, compared to the carrying value of $86.1 million and $86.3 million as of March 31, 2013 and December 31, 2012, respectively. The fair value of the Company’s notes payable and lines of credit is estimated using Level 2 inputs.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of March 31, 2013, there have been no transfers of financial assets or liabilities between levels.
NOTE 4 — REAL ESTATE ACQUISITIONS
During the three months ended March 31, 2013, the Company acquired a 100% interest in one commercial property for a purchase price of $1.8 million (the “2013 Acquisition”). The Company purchased the 2013 Acquisition with net cash proceeds from the sale of five properties during the year ended December 31, 2012. The Company allocated the purchase price of the 2013 Acquisition to the fair value of the assets acquired. The following table summarizes the purchase price allocation (in thousands):

March 31, 2013
Land	$296
Building and improvements	1,303
Acquired in-place leases	172
Total purchase price	$1,771
The Company recorded revenue of $33,000 and a net loss of $55,000 related to the 2013 Acquisition, which included $94,000 of acquisition related expenses for the three months ended March 31, 2013.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2013

The following table summarizes selected financial information of the Company as if the 2013 Acquisition was completed on January 1, 2012 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
Pro forma basis:	2013	2012
Revenue	$3,308	$3,696
Net income	$198	$35
The pro forma information for the three months ended March 31, 2013 was adjusted to exclude acquisition related expenses recorded during such period relating to the 2013 Acquisition. These expenses were recognized in the pro forma information for the three months ended March 31, 2012. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of 2012, nor does it purport to represent the results of future operations.
NOTE 5 — DISCONTINUED OPERATIONS
During the year ended December 31, 2012, the Company sold five properties (the “2012 Sold Properties”) for an aggregate sales price of $23.0 million. Upon completion of the sales, $14.9 million in loans collateralized by these properties were assumed by the respective buyers. No disposition fees were paid to Cole Advisors or its affiliates in connection with the 2012 Sold Properties.
The 2012 Sold Properties resulted in net cash proceeds of $7.4 million and a gain of $3.7 million. Revenue related to the 2012 Sold Properties was $410,000 for the three months ended March 31, 2012. Results of the 2012 Sold Properties have been presented as discontinued operations in the Company’s condensed consolidated unaudited statements of operations for the three months ended March 31, 2012. Subsequent to the sales, the Company had no continuing involvement with the properties.
As of the respective closing dates of the 2012 Sold Properties, the major classes of assets and liabilities of these properties included net total investment in real estate assets of $18.5 million and mortgage notes payable of $14.9 million. In connection with the 2012 Sold Properties, $91,000 of deferred financing costs were written off as a reduction in the gain on sale.
NOTE 6 — NOTES PAYABLE AND LINES OF CREDIT
As of March 31, 2013, the Company had $86.1 million of mortgage notes payable outstanding, consisting of $80.1 million with fixed interest rates (the “Fixed Rate Notes”) and $6.0 million under one note payable with a variable interest rate (the “Variable Rate Note”). The Fixed Rate Notes have interest rates ranging from 5.27% to 6.96%, with a weighted average interest rate of 6.53%, and mature on various dates from March 2014 through September 2017, with a weighted average remaining term of 2.3 years. The Variable Rate Note had an interest rate of 2.60% at March 31, 2013 and matures in December 2015. In addition, as of March 31, 2013, the Company had no amounts outstanding on its two lines of credit with affiliates of Cole Advisors, which had total available borrowings of $2.9 million. During the three months ended March 31, 2013, the maturity dates on both of these lines of credit were extended from March 31, 2013 to March 31, 2014. Both of these lines of credit bears fixed interest rates of 5.75%. During the three months ended March 31, 2013, the Company paid $188,000 of monthly principal payments.
Each of the mortgage notes payable and lines of credit are secured by the respective properties and their related leases on which the debt was placed. The mortgage notes and lines of credit are generally non-recourse to the Company and Cole OP I, but both are liable for customary non-recourse carve-outs. The mortgage notes payable and lines of credit contain customary default provisions. Generally, upon the occurrence of an event of default, interest on the mortgage notes will accrue at an annual default interest rate equal to the lesser of (1) the maximum rate permitted by applicable law or (2) the then-current interest rate plus a percentage specified in the respective loan agreement. Certain mortgage notes payable contain customary affirmative, negative and financial covenants, such as requirements for minimum net worth, debt service coverage ratios, limitations on leverage ratios and variable rate debt. Based on the Company’s analysis and review of its results and related requirements, the Company believes it was in compliance with the covenants of such mortgage notes payable as of March 31, 2013.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2013

In the event that a mortgage note is not paid off on the respective maturity date, certain mortgage notes include hyper-amortization provisions. Under the hyper-amortization provisions, the individual mortgage note maturity date will be extended by 20 years. During the hyper-amortization period, the lender will apply 100% of the rents collected from the property collateralizing the note to the following items in the order indicated: (1) payment of accrued interest at the original fixed interest rate, (2) all payments for escrow or reserve accounts, (3) any operating expenses of the property pursuant to an approved annual budget and (4) any extraordinary operating or capital expenses. The balance of the rents collected will be applied to the following items in such order as the lender may determine: (1) any other amounts due in accordance with the loan document, (2) the reduction of the principal balance of the mortgage note and (3) interest accrued at the “Revised Interest Rate” but not previously paid. As used herein, the Revised Interest Rate means an interest rate equal to the greater of (i) the initial fixed interest rate as stated in the loan agreement plus 2.0% per annum or (ii) the then current Treasury Constant Maturity Yield Index, as defined in the loan agreement, plus 2.0% per annum. As of March 31, 2013, the Company did not have any amounts outstanding under notes payable that were extended with hyper-amortization provisions. As of March 31, 2012, the Company had $4.5 million outstanding under one note payable that was extended with hyper-amortization provisions.
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
NOTE 8 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
Certain affiliates of the Company’s advisor received fees and compensation in connection with the Company’s private placement of shares of its common stock. Certain affiliates of the Company’s advisor have received, and may continue to receive, fees and compensation in connection with the acquisition, financing, management and disposition of the assets of the Company. Other transactions may result in the receipt of commissions, fees and other compensation by Cole Advisors and its affiliates, including subordinated participation in net sale proceeds and subordinated performance fees.
If Cole Advisors provides substantial services, as determined by the Company, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors a financing coordination fee equal to 1% of the amount available under such financing; provided, however, that Cole Advisors shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors received such a fee. Financing coordination fees payable on loan proceeds from permanent financing will be paid to Cole Advisors as the Company acquires such permanent financing. However, no fees will be paid on loan proceeds from any lines of credit until such time as all net offering proceeds have been invested by the Company. No such fees were incurred by the Company during the three months ended March 31, 2013 and 2012.
The Company paid, and expects to continue to pay, Cole Realty Advisors, Inc. (“Cole Realty”), its property manager and an affiliate of the Company's advisor, fees for the management and leasing of the Company’s properties. Property management fees are equal to 3% of gross revenues, and leasing fees are at prevailing market rates, not to exceed the greater of $4.50 per square foot or 7.5% of the total lease obligation. During the three months ended March 31, 2013, the Company incurred $97,000 for property management fees. During the three months ended March 31, 2012, the Company incurred $112,000 for property management fees, of which $13,000 has been included within discontinued operations. As of March 31, 2013 and December 31, 2012, $30,000 and $32,000, respectively, of such costs had been incurred, but not paid, by the Company, and are included in due to affiliates in the condensed consolidated unaudited balance sheets.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2013

Cole Realty, or its affiliates, also receives acquisition and advisory fees of up to 3% of the contract purchase price of each property. During the three months ended March 31, 2013, the Company incurred $53,000 for acquisition fees. No such fees were incurred by the Company during the three months ended March 31, 2012.
The Company is obligated to pay Cole Advisors an annualized asset management fee of up to 0.25% of the aggregate asset value of the Company’s assets. Pursuant to a waiver of the fee by Cole Advisors, no asset management fees were incurred by the Company during the three months ended March 31, 2013 or 2012. The Company is not obligated to pay any amounts for such periods. However, Cole Advisors may elect to charge asset management fees in future periods up to the 0.25% fee.
If Cole Advisors, or its affiliates, provides a substantial amount of services, as determined by the Company, in connection with the sale of one or more properties, the Company will pay Cole Advisors an amount up to 3% of the contract price of each asset sold. In no event will the combined disposition fee paid to Cole Advisors, its affiliates and unaffiliated third parties exceed the reasonable, customary and competitive amount for such services. In addition, after investors have received a return of their net capital contributions and a 7.5% annual cumulative, non-compounded return, then Cole Advisors is entitled to receive 20% of the remaining net sale proceeds. No such fees were incurred by the Company during the three months ended March 31, 2013 or 2012 relating to the sale of properties.
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
The Company may reimburse Cole Advisors for expenses it incurs in connection with its provision of administrative services, including related personnel costs. The Company does not reimburse for personnel costs in connection with services for which Cole Advisors receives acquisition or disposition fees. Pursuant to a waiver by Cole Advisors, no such costs were incurred by the Company during the three months ended March 31, 2013 or 2012.
As of March 31, 2013, the Company had no amounts outstanding on its total available borrowings of $2.9 million related to its two lines of credit with affiliates of Cole Advisors. Both of the lines of credit mature on March 31, 2014 and bear fixed interest rates of 5.75%. No financing coordination fee was paid, or will be paid, to Cole Advisors or its affiliates in connection with the lines of credit. During the three months ended March 31, 2013, no interest expense related to the aforementioned lines of credit was incurred. During the three months ended March 31, 2012, $28,000 of interest expense related to the aforementioned lines of credit was incurred.
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
NOTE 10 — SUBSEQUENT EVENTS
Investment in Real Estate Assets
Subsequent to March 31, 2013, the Company acquired one property for a purchase price of $3.0 million. The acquisition was funded with net cash proceeds from the sale of five properties during the year ended December 31, 2012. Acquisition related expenses totaling $116,000 were expensed as incurred.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2013

CCPT III / Cole Holdings Merger
On April 5, 2013, Cole Credit Property Trust III, Inc. (“CCPT III”) acquired Cole Holdings Corporation (“Cole Holdings”)pursuant to a transaction whereby Cole Holdings merged with and into CREInvestments, LLC (“CREI”), a wholly-owned subsidiary of CCPT III. Prior to the merger, Cole Holdings was wholly-owned by Mr. Christopher H. Cole, the Company’s chairman of the board, chief executive officer and president. Cole Holdings was also an affiliate of the Company’s sponsor, the parent company and indirect owner of the Company’s advisor, and was the indirect owner of the Company’s property manager. As a result of the merger, the Company’s advisor and property manager are wholly-owned by CREI.  Despite the indirect change in control of the Company’s advisor and property manager, the Company expects that the advisory and property management services the Company receives will continue without any merger-related changes in personnel or service procedures.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012. The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.
Forward-Looking Statements
Except for historical information, this section contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussion and analysis of our financial condition and our subsidiaries, our anticipated capital expenditures, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” or comparable words, variations and similar expressions are intended to identify forward-looking statements. All statements not based on historical fact are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or implied in the forward-looking statements.
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

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property-secured indebtedness. Rental and other property income accounted for 96% and 97% of total revenue during the three months ended March 31, 2013 and 2012, respectively. As 100% of our properties are under lease, with a weighted average remaining lease term of 6.8 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. In addition, as of March 31, 2013, the debt leverage ratio of our portfolio, which is the ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 53%, with 7% of the debt, or $6.0 million, subject to a variable interest rate.
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
Recent Market Conditions
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the global banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Financial conditions affecting commercial real estate have improved and continue to improve, as low treasury rates and increased lending from banks, insurance companies and commercial mortgage backed securities (“CMBS”) conduits have put downward pressure on mortgage rates. Nevertheless, the lending market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment or regulatory factors affecting the banking and CMBS industries. While we expect that financial conditions will remain favorable, if they were to deteriorate we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including the securitization of debt, utilizing fixed rate loans, borrowings on our lines of credit, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, entering into interest rate lock or swap agreements, or completing any combination of the foregoing.
Commercial real estate fundamentals continue to strengthen, as a moderate pace of job creation has supported gains in office absorption, retail sales and warehouse distribution. Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth.  Improving fundamentals have resulted in gains in property values; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of March 31, 2013, 100% of our rentable square feet was under lease. However, if recent improvements in the economy reverse course, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, Cole Advisors will actively seek to lease our vacant space; nevertheless, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.
Results of Operations
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Revenue - Revenue remained relatively constant at $3.3 million for each of the three months ended March 31, 2013 and 2012, increasing $55,000, or 2%. The increase was primarily due to the acquisition of one real estate property during the three months ended March 31, 2013. Our revenue primarily consisted of rental income from net leased commercial properties, which accounted for 96% and 97% of total revenue during the three months ended March 31, 2013 and 2012, respectively.

General and Administrative Expenses - General and administrative expenses increased $8,000, or 4%, to $208,000 for the three months ended March 31, 2013, compared to $200,000 for the three months ended March 31, 2012. The increase was primarily due to an increase in legal and accounting fees. Our primary general and administrative expense items were insurance, legal and accounting fees, state franchise and income taxes, transfer agent fees and license and other fees.
Property Operating Expenses - Property operating expenses remained relatively constant, increasing $4,000, or 3%, to $154,000 for the three months ended March 31, 2013, compared to $150,000 for the three months ended March 31, 2012. Our primary property operating expense items were property taxes, property insurance and property repairs and maintenance.
Property Management Expenses - Property management expenses remained relatively constant at $97,000 for the three months ended March 31, 2013, compared to $99,000 for the three months ended March 31, 2012.
Depreciation and Amortization Expenses - Depreciation and amortization expenses remained constant at $1.1 million during each of the three months ended March 31, 2013 and 2012.
Net Interest Expense - Net interest expense decreased $127,000, or 8%, to $1.5 million for the three months ended March 31, 2013, compared to $1.6 million for the three months ended March 31, 2012. The decrease was primarily due to the repayment of one note payable during the year ended December 31, 2012.
Income from Discontinued Operations - There was no income from discontinued operations for the three months ended March 31, 2013, compared to $34,000 for the three months ended March 31, 2012. During the year ended December 31, 2012, we sold five properties that had a full quarter of operations for the three months ended March 31, 2012, compared to no operations for the three months ended March 31, 2013. See Note 5 to our condensed consolidated unaudited financial statements for further discussion.
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
In addition to FFO, we use Modified Funds From Operations (“MFFO”) as a non-GAAP supplemental financial performance measure to evaluate the operating performance of our real estate portfolio. MFFO, as we define it, excludes from FFO acquisition related costs, which are required to be expensed in accordance with GAAP. In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses. Management believes that excluding acquisition related costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analyses used by management, and provides investors a view of the performance of our portfolio over time, including after we cease to acquire properties on a frequent and regular basis. MFFO also allows for a comparison of the performance of our portfolio with other REITs that are not currently engaging in acquisitions and mergers, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.

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
MFFO may provide investors with a useful indication of our future performance and of the sustainability of our current distribution policy. However, because MFFO excludes acquisition expenses, which are an important component in an analysis of the historical performance of a property, MFFO should not be construed as a historic performance measure. None of the SEC, NAREIT, or any other regulatory body has evaluated the acceptability of the exclusions contemplated to adjust FFO in order to calculate MFFO and its use as a non-GAAP financial performance measure.
FFO and MFFO are influenced by the timing of acquisitions and the operating performance of our real estate investments. Our calculations of FFO and MFFO, and reconciliation to net income, which is the most directly comparable GAAP financial measure, are presented in the table below for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
NET INCOME	$120	$90
Depreciation of real estate assets	769	758
Amortization of lease related costs	372	369
Depreciation and amortization of real estate assets from discontinued operations	—	124
Funds From Operations (FFO)	1,261	1,341
Acquisition related expenses	94	—
Modified Funds From Operations (MFFO)	$1,355	$1,341

Set forth below is additional information that may be helpful in assessing our operating results:

•
In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recorded reductions to rental income of $8,000 and $13,000 during the three months ended March 31, 2013, and 2012, respectively.

•	Amortization of deferred financing costs totaled $139,000 and $130,000 during the three months ended March 31, 2013 and 2012, respectively.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001369999 per share (which equates to an annualized rate of 5% based on an assumed share price of $10 per share, or 6.45% based on the most recent estimated value of $7.75 per share) for stockholders of record as of the close of business on each day of the period, commencing on January 1, 2013 and ending on March 31, 2013.
During the three months ended March 31, 2013 and 2012, we paid distributions of $1.2 million and $1.3 million, respectively. Our distributions for the three months ended March 31, 2013 were funded with net cash provided by operations of $1.0 million and excess cash provided by operations from the previous periods of $264,000. Net cash provided by operating activities for the three months ended March 31, 2013 reflected a reduction for real estate acquisition related costs incurred and expensed of $94,000, in accordance with GAAP. Our distributions for the three months ended March 31, 2012 were funded with net cash provided by operations of $1.1 million and excess cash provided by operations from the previous periods of $190,000.

Liquidity and Capital Resources
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions and monthly interest and principal payments on current and any future indebtedness. We expect to meet our short-term liquidity requirements through net cash provided by operations. During the three months ended March 31, 2013, we extended the maturity dates on both of our lines of credit with affiliates with available borrowings of $2.9 million from March 2013 to March 2014.
Long-term Liquidity and Capital Resources
We expect to meet our long-term liquidity requirements through proceeds from available borrowings under our lines of credit, secured or unsecured financing or refinancings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations. We expect that our primary uses of capital will be for the payment of operating expenses, including debt service payments and debt maturities on our outstanding indebtedness, for the payment of tenant improvements, leasing commissions and repairs and maintenance, for the possible reinvestment of proceeds from the strategic sale of properties in replacement properties and for the payment of distributions to our stockholders, including special distributions of the net proceeds from the sale of properties. We did not have any material commitments for capital or leasing expenditures outstanding as of March 31, 2013.
We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after monthly payments of principal and interest on our outstanding indebtedness and certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, such as proceeds from available borrowings under our lines of credit. To the extent that cash flows from operations are lower than our current expectations due to lower returns on the properties, distributions paid to our stockholders may be lower.
As of March 31, 2013, we had cash and cash equivalents of $5.6 million, a portion of which was used subsequent to March 31, 2013 to acquire one property for $3.0 million. We expect the remainder of our cash and cash equivalents to be used primarily to purchase additional properties; however, such remainder may also be used to pay operating expenses, interest and principal on our indebtedness and stockholder distributions. In addition, we had restricted cash of $2.0 million held by lenders in escrow accounts for tenant and capital improvements, leasing commissions, repairs and maintenance and other lender reserves for certain properties.
As of March 31, 2013, we had $86.1 million of mortgage notes payable outstanding, consisting of $80.1 million of Fixed Rate Notes and a $6.0 million Variable Rate Note. The Fixed Rate Notes have interest rates ranging from 5.27% to 6.96%, with a weighted average interest rate of 6.53%, and mature on various dates from March 2014 through September 2017, with a weighted average remaining term to maturity of 2.3 years. The Variable Rate Note had an interest rate of 2.60% at March 31, 2013 and matures in December 2015. Our debt leverage ratio, which is the ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 53%.
Our contractual obligations as of March 31, 2013 are as follows (in thousands):

	Payments due by period(1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - fixed rate notes	$80,134	$725	$69,106	$10,303	$—
Interest payments - fixed rate notes	11,949	5,328	6,367	254	—
Principal payments - variable rate note	6,000	—	6,000	—	—
Interest payments - variable rate note (2)	450	160	290	—	—
Total	$98,533	$6,213	$81,763	$10,557	$—

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory and property management agreement because such amounts are not fixed and determinable.

(2)	The variable rate debt payment obligations in future periods were calculated using a forward curve analysis with an effective rate of 2.60%, which was the rate effective as of March 31, 2013.

Cash Flow Analysis
Operating Activities. Net cash provided by operating activities decreased $84,000, or 8%, to $1.0 million for the three months ended March 31, 2013, compared to $1.1 million for the three months ended March 31, 2012. The decrease was primarily due to the payment of acquisition expenses related to the purchase of one real estate asset during the three months ended March 31, 2013. See “—Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. During the three months ended March 31, 2013, net cash used in investing activities was $1.7 million, compared to $74,000 during the three months ended March 31, 2012. The increase was primarily due to the purchase of real estate assets of $1.8 million during the three months ended March 31, 2013.
Financing Activities. Net cash used in financing activities decreased $3.1 million, or 69%, to $1.4 million for the three months ended March 31, 2013, compared to $4.6 million for the three months ended March 31, 2012. The decrease was primarily due to the repayment of notes payable of $188,000 for the three months ended March 31, 2013, compared to $3.3 million for the three months ended March 31, 2012.
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:

•	Investment in and Valuation of Real Estate Assets;

•	Allocation of Purchase Price of Real Estate Assets;

•	Discontinued Operations;

•	Sales of Real Estate Assets;

•	Revenue Recognition; and

•	Income Taxes.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2012, and our critical accounting policies have not changed during the three months ended March 31, 2013. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2012, and related notes thereto.

Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with Cole Advisors and its affiliates, whereby we have incurred debt, or have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, Cole Advisors or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, asset and property management fees, disposition fees, interest expense on affiliate lines of credit and reimbursement of certain operating costs. See Note 8 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a further explanation of the various related-party transactions, agreements and fees.
Reclassifications
Certain prior year balances have been reclassified in the condensed consolidated unaudited statements of operations to conform with the current year presentation of discontinued operations.
Subsequent Events
Certain events occurred subsequent to March 31, 2013 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 10 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
New Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off-Balance Sheet Arrangements
As of March 31, 2013 and December 31, 2012, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not required for a smaller reporting company.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2013, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We did not sell any unregistered securities during the three months ended March 31, 2013. No shares were redeemed during the three months ended March 31, 2013.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended March 31, 2013 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended March 31, 2013 that would require a response to this item.

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
Simon J. Misselbrook
Senior Vice President of Accounting
(Principal Accounting Officer)
Date: May 13, 2013

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 2.1 of the Company’s Form 10-SB (File No. 000-51962), filed on May 1, 2006).
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 2.2 to the Company’s Form 10-SB (File No. 000-51962), filed on May 1, 2006).
3.3	Amendment to Amended and Restated Bylaws of Cole Credit Property Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K (File No. 000-51962), filed November 13, 2012).
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

***
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.