Form 10-Q
period 2013-06-30
Cole Credit Property Trust Inc
filed 2013-08-14
CIK 1289272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 9, 2013, there were 10,090,951 shares of common stock, par value of $0.01, of Cole Credit Property Trust, Inc. outstanding.

COLE CREDIT PROPERTY TRUST, INC.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Investment in real estate assets:
Land	$43,175	$42,017
Buildings and improvements, less accumulated depreciation of $24,237 and $22,684, respectively	80,146	76,943
Acquired intangible lease assets, less accumulated amortization of $12,095 and $11,342, respectively	8,891	8,795
Total investment in real estate assets, net	132,212	127,755
Cash and cash equivalents	448	7,788
Restricted cash	2,179	2,073
Rents and tenant receivables, prepaid expenses and other assets	1,195	1,402
Deferred financing costs, less accumulated amortization of $1,939 and $1,662, respectively	1,090	1,367
Total assets	$137,124	$140,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$85,964	$86,322
Accounts payable and accrued expenses	598	769
Due to affiliates	146	32
Acquired below market lease intangibles, less accumulated amortization of $1,704 and $1,604, respectively	493	593
Distributions payable	415	427
Deferred rent	285	592
Total liabilities	87,901	88,735
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 10,090,951 shares issued and outstanding	101	101
Capital in excess of par value	90,424	90,424
Accumulated distributions in excess of earnings	(41,302)	(38,875)
Total stockholders’ equity	49,223	51,650
Total liabilities and stockholders’ equity	$137,124	$140,385
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental and other property income	$3,244	$3,093	$6,431	$6,240
Tenant reimbursement income	80	101	200	206
Total revenue	3,324	3,194	6,631	6,446

Expenses:
General and administrative expenses	215	167	423	367
Property operating expenses	150	162	304	312
Property management expenses	103	98	200	197
Acquisition related expenses	230	—	324	—
Depreciation	784	759	1,553	1,517
Amortization	378	370	750	739
Total operating expenses	1,860	1,556	3,554	3,132
Operating income	1,464	1,638	3,077	3,314

Interest expense, net	(1,508)	(1,585)	(3,001)	(3,205)

(Loss) income from continuing operations	(44)	53	76	109

Income from discontinued operations	—	33	—	67

Net (loss) income	$(44)	$86	$76	$176

Weighted average number of common shares outstanding:
Basic and diluted	10,090,951	10,090,951	10,090,951	10,090,951

(Loss) income from continuing operations per common share:
Basic and diluted	$ (0.00)	$0.01	$0.01	$0.01

Income from discontinued operations per common share:
Basic and diluted	$—	$0.00	$—	$0.01

Net (loss) income per common share:
Basic and diluted	$ (0.00)	$0.01	$0.01	$0.02

Distributions declared per common share	$0.12	$0.12	$0.25	$0.25
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2013	10,090,951	$101	$90,424	$(38,875)	$51,650
Distributions	—	—	—	(2,503)	(2,503)
Net income	—	—	—	76	76
Balance, June 30, 2013	10,090,951	$101	$90,424	$(41,302)	$49,223
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$76	$176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,553	1,684
Amortization of intangible lease assets and below market lease intangibles, net	653	781
Amortization of deferred financing costs	277	261
Changes in assets and liabilities:
Rents and tenant receivables, prepaid expenses and other assets	207	15
Accounts payable and accrued expenses	(204)	(237)
Deferred rent	(307)	(211)
Due to affiliates	114	(4)
Net cash provided by operating activities	2,369	2,465
Cash flows from investing activities:
Investment in real estate assets and other capital expenditures	(6,730)	—
Change in restricted cash	(106)	(249)
Net cash used in investing activities	(6,836)	(249)
Cash flows from financing activities:
Distributions to investors	(2,515)	(2,524)
Repayment of notes payable	(358)	(3,648)
Deferred financing costs paid	—	(21)
Net cash used in financing activities	(2,873)	(6,193)
Net decrease in cash and cash equivalents	(7,340)	(3,977)
Cash and cash equivalents, beginning of period	7,788	5,481
Cash and cash equivalents, end of period	$448	$1,504

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$415	$414
Accrued capital expenditures	$33	$—
Supplemental Cash Flow Disclosures:
Interest paid	$2,745	$3,462
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2013
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust, Inc. (the “Company”) is a Maryland corporation that was formed on March 29, 2004, which has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company’s business is conducted through Cole Operating Partnership I, LP (“Cole OP I”), a Delaware limited partnership. The Company is the sole general partner of and owns a 99.99% partnership interest in Cole OP I. Cole REIT Advisors, LLC (“Cole Advisors”), the advisor to the Company, is the sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of Cole OP I. The Company is externally managed by Cole Advisors, which is indirectly owned by Cole Real Estate Investments, Inc. (NYSE: COLE) (“Cole”, formerly known as “Cole Credit Property Trust III, Inc.”), as a result of Cole acquiring Cole Holdings Corporation (“CHC”) on April 5, 2013 pursuant to a transaction whereby CHC merged with and into CREInvestments, LLC (“CREI”), a wholly-owned subsidiary of Cole. As a result of the merger, Cole Advisors is wholly-owned by CREI.
As of June 30, 2013, the Company owned 39 properties comprising 956,000 square feet of single-tenant retail and commercial space located in 19 states. As of June 30, 2013, these properties were 100% leased.
The Company’s stock is not currently listed on a national securities exchange. The Company may seek to list its shares of common stock for trading on a national securities exchange only if the board of directors of the Company believes listing would be in the best interest of its stockholders. The Company does not anticipate that there would be any market for its common stock until its shares are listed on a national securities exchange; however, the Company does not intend to list its shares of common stock at this time. In the event the Company does not obtain listing prior to February 1, 2016, its charter requires that it either: (1) seek stockholder approval of an extension or amendment of this listing deadline; or (2) seek stockholder approval to adopt a plan of liquidation.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting, including the instructions to Form 10-Q and Article 8 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2012 and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The condensed consolidated unaudited financial statements should also be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
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
June 30, 2013

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
The Company continues to monitor one property with a book value of $4.1 million for which it has identified impairment indicators and assessed the recoverability of the carrying amount of the property. For this property, the undiscounted future cash flows expected as a result of the use of the real estate assets and the eventual disposition of the asset continued to exceed its carrying amount as of June 30, 2013. Should the conditions related to this property, or any of the Company’s other properties, change, the underlying assumptions used to determine the expected undiscounted future cash flows may change and adversely affect the recoverability of the respective real estate assets’ carrying amounts. No impairment losses were recorded during the six months ended June 30, 2013 or 2012.
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
When a real estate asset is identified by the Company as held for sale, the Company ceases depreciation and amortization of the assets related to the property and estimates the fair value, net of selling costs. If, in management’s opinion, the fair value of the asset, net of selling costs, is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property. There were no assets identified as held for sale as of June 30, 2013 or December 31, 2012.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). The Company obtains an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

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
Restricted Cash
As of June 30, 2013, $2.1 million was included in restricted cash, which was held by lenders in escrow accounts primarily for tenant and capital improvements, leasing commissions and repairs and maintenance for certain properties, in accordance with the respective lender’s loan agreement. In addition, as of June 30, 2013, the Company had $127,000 in restricted cash held by lenders in a lockbox account. As part of certain debt agreements, rents from the encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess funds are disbursed to the Company.
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
June 30, 2013

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
Notes payable and lines of credit – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the Company's debt was $89.2 million and $89.6 million as of June 30, 2013 and December 31, 2012, respectively, compared to the carrying value of $86.0 million and $86.3 million as of June 30, 2013 and December 31, 2012, respectively. The fair value of the Company’s notes payable and lines of credit is estimated using Level 2 inputs.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of June 30, 2013, there have been no transfers of financial assets or liabilities between levels.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

NOTE 4 — REAL ESTATE ACQUISITIONS
During the six months ended June 30, 2013, the Company acquired a 100% interest in three commercial properties for an aggregate purchase price of $6.7 million (the “2013 Acquisitions”). The Company purchased the 2013 Acquisitions with net cash proceeds from the sale of five properties during the year ended December 31, 2012. The Company allocated the purchase price of the 2013 Acquisitions to the fair value of the assets acquired. The following table summarizes the purchase price allocations (in thousands):

June 30, 2013
Land	$1,158
Building and improvements	4,723
Acquired in-place leases	732
Acquired above market leases	117
Total purchase price	$6,730
The Company recorded revenue for the three and six months ended June 30, 2013 of $100,000 and $133,000, respectively, and a net loss of $166,000 and $221,000, respectively, related to the 2013 Acquisitions. In addition, the Company recorded $230,000 and $324,000 of acquisition related expenses for the three and six months ended June 30, 2013, respectively.
The following table summarizes selected financial information of the Company as if the 2013 Acquisitions were completed on January 1, 2012 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Pro forma basis:	2013	2012	2013	2012
Revenue	$3,374	$3,755	$6,798	$7,567
Net income	$206	$168	$481	$51
The pro forma information for the three and six months ended June 30, 2013 was adjusted to exclude acquisition related expenses recorded during such period relating to the 2013 Acquisitions. These expenses were recognized in the pro forma information for the six months ended June 30, 2012. The pro forma revenue presented for the three and six months ended June 30, 2012 includes revenue related to properties sold in 2012, as discussed in Note 5 below. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2012, nor does it purport to represent the results of future operations.
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
The 2012 Sold Properties resulted in net cash proceeds of $7.4 million and a gain of $3.7 million. Revenue related to the 2012 Sold Properties was $410,000 and $821,000, respectively, for the three and six months ended June 30, 2012. Results of the 2012 Sold Properties have been presented as discontinued operations in the Company’s condensed consolidated unaudited statements of operations for the three and six months ended June 30, 2012. Subsequent to the sales, the Company had no continuing involvement with the properties.
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

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

NOTE 6 — NOTES PAYABLE AND LINES OF CREDIT
As of June 30, 2013, the Company had $86.0 million of mortgage notes payable outstanding, consisting of $80.0 million with fixed interest rates (the “Fixed Rate Notes”) and $6.0 million under one note payable with a variable interest rate (the “Variable Rate Note”). The Fixed Rate Notes have interest rates ranging from 5.27% to 6.96%, with a weighted average interest rate of 6.53%, and mature on various dates from March 2014 through September 2017, with a weighted average remaining term of 2.0 years. The Variable Rate Note had an interest rate of 2.60% at June 30, 2013 and matures in December 2015. In addition, as of June 30, 2013, the Company had no amounts outstanding on its two lines of credit with affiliates of Cole Advisors, which had total available borrowings of $2.9 million. During the six months ended June 30, 2013, the maturity dates on both of these lines of credit were extended from March 31, 2013 to March 31, 2014. Both of these lines of credit bear fixed interest rates of 5.75%. During the six months ended June 30, 2013, the Company paid $358,000 of monthly principal payments.
Each of the mortgage notes payable and lines of credit are secured by the respective properties and their related leases on which the debt was placed. The mortgage notes and lines of credit are generally non-recourse to the Company and Cole OP I, but both are liable for customary non-recourse carve-outs. The mortgage notes payable and lines of credit contain customary default provisions. Generally, upon the occurrence of an event of default, interest on the mortgage notes will accrue at an annual default interest rate equal to the lesser of (1) the maximum rate permitted by applicable law or (2) the then-current interest rate plus a percentage specified in the respective loan agreement. Certain mortgage notes payable contain customary affirmative, negative and financial covenants, such as requirements for minimum net worth, debt service coverage ratios, limitations on leverage ratios and variable rate debt. Based on the Company’s analysis and review of its results and related requirements, the Company believes it was in compliance with the covenants of such mortgage notes payable as of June 30, 2013.
In the event that a mortgage note is not paid off on the respective maturity date, certain mortgage notes include hyper-amortization provisions. Under the hyper-amortization provisions, the individual mortgage note maturity date will be extended by 20 years. During the hyper-amortization period, the lender will apply 100% of the rents collected from the property collateralizing the note to the following items in the order indicated: (1) payment of accrued interest at the original fixed interest rate, (2) all payments for escrow or reserve accounts, (3) any operating expenses of the property pursuant to an approved annual budget and (4) any extraordinary operating or capital expenses. The balance of the rents collected will be applied to the following items in such order as the lender may determine: (1) any other amounts due in accordance with the loan document, (2) the reduction of the principal balance of the mortgage note and (3) interest accrued at the “Revised Interest Rate” but not previously paid. As used herein, the Revised Interest Rate means an interest rate equal to the greater of (i) the initial fixed interest rate as stated in the loan agreement plus 2.0% per annum or (ii) the then current Treasury Constant Maturity Yield Index, as defined in the loan agreement, plus 2.0% per annum. As of June 30, 2013, the Company did not have any amounts outstanding under notes payable that were extended with hyper-amortization provisions. As of June 30, 2012, the Company had $4.3 million outstanding under one note payable that was extended with hyper-amortization provisions.
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
June 30, 2013

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
If Cole Advisors provides substantial services, as determined by the Company, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors a financing coordination fee equal to 1% of the amount available under such financing; provided, however, that Cole Advisors shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors received such a fee. Financing coordination fees payable on loan proceeds from permanent financing will be paid to Cole Advisors as the Company acquires such permanent financing. However, no fees will be paid on loan proceeds from any lines of credit until such time as all net offering proceeds have been invested by the Company. No such fees were incurred by the Company during the six months ended June 30, 2013 and 2012.
The Company paid, and expects to continue to pay, Cole Realty Advisors, Inc. (“Cole Realty”), its property manager and an affiliate of the Company's advisor, fees for the management and leasing of the Company’s properties. Property management fees are equal to 3% of gross revenues, and leasing fees are at prevailing market rates, not to exceed the greater of $4.50 per square foot or 7.5% of the total lease obligation. During the three and six months ended June 30, 2013, the Company incurred $103,000 and $200,000, respectively, for property management fees. During the three and six months ended June 30, 2012, the Company incurred $111,000 and $223,000, respectively, for property management fees, of which $13,000 and $26,000, respectively, were included within discontinued operations.
Cole Realty, or its affiliates, also receives acquisition and advisory fees of up to 3% of the contract purchase price of each property. During the three and six months ended June 30, 2013, the Company incurred $149,000 and $202,000, respectively, for acquisition fees. No such fees were incurred by the Company during the three and six months ended June 30, 2012.
The Company is obligated to pay Cole Advisors an annualized asset management fee of up to 0.25% of the aggregate asset value of the Company’s assets. Pursuant to a waiver of the fee by Cole Advisors, no asset management fees were incurred by the Company during the six months ended June 30, 2013 or 2012. The Company is not obligated to pay any amounts for such periods. However, Cole Advisors may elect to charge asset management fees in future periods up to the 0.25% fee.
If Cole Advisors, or its affiliates, provides a substantial amount of services, as determined by the Company, in connection with the sale of one or more properties, the Company will pay Cole Advisors an amount up to 3% of the contract price of each asset sold. In no event will the combined disposition fee paid to Cole Advisors, its affiliates and unaffiliated third parties exceed the reasonable, customary and competitive amount for such services. In addition, after investors have received a return of their net capital contributions and a 7.5% annual cumulative, non-compounded return, then Cole Advisors is entitled to receive 20% of the remaining net sale proceeds. No such fees were incurred by the Company during the six months ended June 30, 2013 or 2012 relating to the sale of properties.
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
The Company may reimburse Cole Advisors for expenses it incurs in connection with its provision of administrative services, including related personnel costs. The Company does not reimburse for personnel costs in connection with services for which Cole Advisors receives acquisition or disposition fees. Pursuant to a waiver by Cole Advisors, no such costs were incurred by the Company during the six months ended June 30, 2013 or 2012.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

As of June 30, 2013, the Company had available borrowings of $2.9 million related to its two lines of credit with affiliates of Cole Advisors; however, no amounts were outstanding under these lines of credit. Both of the lines of credit mature on March 31, 2014 and bear fixed interest rates of 5.75%. No financing coordination fee was paid, or will be paid, to Cole Advisors or its affiliates in connection with the lines of credit. During the six months ended June 30, 2013, no interest expense related to the aforementioned lines of credit was incurred. During the three and six months ended June 30, 2012, $28,000 and $56,000, respectively, of interest expense related to the aforementioned lines of credit was incurred.
In addition, as of June 30, 2013 and December 31, 2012, $146,000 and $32,000, respectively, had been incurred primarily for services relating to the management and acquisition of the Company's properties by Cole Advisors and its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates on the condensed consolidated unaudited balance sheets.
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
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We make no representation or warranty (expressed or implied) about the accuracy of any such forward looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, rent relief, inability to obtain new tenants upon the expiration or termination of existing leases, inability to obtain financing or refinance existing debt and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows.
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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property-secured indebtedness. Rental and other property income accounted for 98% and 97% of total revenue during the three and six months ended June 30, 2013, respectively, and accounted for 97% of total revenue during each of the three and six months ended June 30, 2012. As 100% of our rentable square feet is under lease, with a weighted average remaining lease term of 7.1 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
As of June 30, 2013, the debt leverage ratio of our portfolio, which is the ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 52%, with 7% of the debt, or $6.0 million, subject to a variable interest rate. If we acquire additional commercial real estate or refinance our debt upon maturity, we will be subject to changes in interest rates. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, when applicable, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. See our contractual obligations table in the section captioned “Liquidity and Capital Resources—Long-term Liquidity and Capital Resources.”
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
Commercial real estate fundamentals continue to strengthen, as a moderate pace of job creation has supported gains in office absorption, retail sales and warehouse distribution. Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth.  Improving fundamentals have resulted in gains in property values; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of June 30, 2013, 100% of our rentable square feet was under lease and we expect that occupancy will remain high as the real estate recovery continues. However, if recent improvements in the economy reverse course, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, Cole Advisors will actively seek to lease our vacant space; nevertheless, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.

Results of Operations
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
Revenue - Revenue increased $129,000, or 4%, to $3.3 million for the three months ended June 30, 2013, compared to $3.2 million for the three months ended June 30, 2012. The increase was primarily due to the acquisition of three properties subsequent to June 30, 2012. Our revenue primarily consisted of rental income from net leased commercial properties, which accounted for 98% and 97% of total revenue during the three months ended June 30, 2013 and 2012, respectively.
General and Administrative Expenses - General and administrative expenses increased $48,000, or 29%, to $215,000 for the three months ended June 30, 2013, compared to $167,000 for the three months ended June 30, 2012. The increase was primarily due to an increase in proxy fees, director and officer insurance premiums and state income taxes for the three months ended June 30, 2013. Our primary general and administrative expense items are legal and accounting fees, state franchise and income taxes, transfer agent fees and license and other fees.
Property Operating Expenses - Property operating expenses decreased $12,000, or 7%, to $150,000 for the three months ended June 30, 2013, compared to $162,000 for the three months ended June 30, 2012. The decrease was primarily due to a decrease in property repairs and maintenance for the three months ended June 30, 2013. Our primary property operating expenses are property taxes, insurance, and property repairs and maintenance.
Property Management Expenses - Property management expenses increased $5,000, or 5%, to $103,000 for the three months ended June 30, 2013, compared to $98,000 for the three months ended June 30, 2012. Pursuant to the property management agreement with our property manager, we are required to pay our property manager a property management fee in an amount of 3% of gross revenues. The increase in our property management fees was primarily due to an increase in our rental and tenant reimbursement income related to the three properties acquired subsequent to June 30, 2012.
Acquisition Expenses - Acquisition expenses for the three months ended June 30, 2013 were $230,000, resulting from the acquisition of two properties during the quarter. There were no acquisition expenses for the three months ended June 30, 2012.
Depreciation and Amortization Expenses - Depreciation and amortization expenses remained relatively constant, increasing to $1.2 million for the three months ended June 30, 2013 from $1.1 million for the three months ended June 30, 2012. The increase is related to the acquisition of three properties subsequent to June 30, 2012.
Net Interest Expense - Net interest expense decreased $77,000, or 5%, to $1.5 million for the three months ended June 30, 2013, compared to $1.6 million for the three months ended June 30, 2012. The decrease was primarily due to the refinancing of one note payable during the year ended December 31, 2012, which decreased the interest rate to 2.6% from 8.68%.
Income from Discontinued Operations - There was no income from discontinued operations for the three months ended June 30, 2013, compared to $33,000 for the three months ended June 30, 2012. During the year ended December 31, 2012, we sold five properties that had one full quarter of operations during the three months ended June 30, 2012. These properties had no operations during the three months ended June 30, 2013. See Note 5 to our condensed consolidated unaudited financial statements for further discussion.
Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Revenue - Revenue increased $185,000, or 3%, to $6.6 million during the six months ended June 30, 2013, compared to $6.4 million during the six months ended June 30, 2012. The increase was primarily due to the acquisition of three properties subsequent to June 30, 2012. Our revenue primarily consisted of rental income from net leased commercial properties, which accounted for 97% of total revenue during each of the six months ended June 30, 2013 and 2012.
General and Administrative Expenses - General and administrative expenses increased $56,000, or 15%, to $423,000 for the six months ended June 30, 2013, compared to $367,000 for the six months ended June 30, 2012. The increase was primarily due to an increase in proxy fees, director and officer insurance premiums and state income taxes for the six months ended June 30, 2013. Our primary general and administrative expense items are insurance, legal and accounting fees, state franchise and income taxes, transfer agent fees and license and other fees.
Property Operating Expenses - Property operating expenses remained relatively constant, decreasing $8,000, or 3%, to $304,000 for the six months ended June 30, 2013, compared to $312,000 for the six months ended June 30, 2012. Our primary property operating expense items are property taxes, property insurance and property repairs and maintenance.
Property Management Expenses - Property management expenses remained relatively constant, increasing $3,000 to $200,000 during the six months ended June 30, 2013, compared to $197,000 for the six months ended June 30, 2012.
Acquisition Expenses - Acquisition expenses for the six months ended June 30, 2013 were $324,000, resulting from the acquisition of three properties during the period. There were no acquisition expenses for the six months ended June 30, 2012.

Depreciation and Amortization Expenses - Depreciation and amortization expenses remained constant at $2.3 million during each of the six months ended June 30, 2013 and 2012.
Net Interest Expense - Net interest expense decreased $204,000, or 6%, to $3.0 million for the six months ended June 30, 2013, compared to $3.2 million for the six months ended June 30, 2012. The decrease was primarily due to the refinancing of one note payable during the year ended December 31, 2012, which decreased the interest rate to 2.6% from 8.68%.
Income from Discontinued Operations - There was no income from discontinued operations for the six months ended June 30, 2013, compared to $67,000 for the six months ended June 30, 2012. During the year ended December 31, 2012, we sold five properties that had two full quarters of operations during the six months ended June 30, 2012. These properties had no operations during the six months ended June 30, 2013. See Note 5 to our condensed consolidated unaudited financial statements for further discussion.
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

FFO and MFFO are influenced by the timing of acquisitions and the operating performance of our real estate investments. Our calculations of FFO and MFFO, and reconciliation to net income, which is the most directly comparable GAAP financial measure, are presented in the table below for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
NET (LOSS) INCOME	$(44)	$86	$76	$176
Depreciation of real estate assets	784	759	1,553	1,517
Amortization of lease related costs	378	370	750	739
Depreciation and amortization of real estate assets from discontinued operations	—	124	—	247
Funds From Operations (FFO)	$1,118	$1,339	2,379	2,679
Acquisition related expenses	230	—	324	—
Modified Funds From Operations (MFFO)	$1,348	$1,339	$2,703	$2,679

Set forth below is additional information that may be helpful in assessing our operating results:

•
In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recorded additional rental income of $4,000 and a reduction to rental income of $3,000 for the three and six months ended June 30, 2013, respectively. During the three and six months ended June 30, 2012, we recorded reductions to rental income of $13,000 and $25,000, respectively, by straight-lining rental income.

•
Amortization of deferred financing costs totaled $139,000 and $277,000 during the three and six months ended June 30, 2013, respectively, and $131,000 and $261,000 during the three and six months ended June 30, 2012, respectively.

Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001369999 per share (which equates to an annualized rate of 5% based on an assumed share price of $10 per share, or 6.45% based on the most recent estimated value of $7.75 per share) for stockholders of record as of the close of business on each day of the period, commencing on January 1, 2013 and ending on September 30, 2013.
During each of the six months ended June 30, 2013 and 2012, we paid distributions of $2.5 million. Our distributions for the six months ended June 30, 2013 were funded with net cash provided by operations of $2.4 million and excess cash provided by operations from the previous periods of $146,000. Net cash provided by operating activities for the six months ended June 30, 2013 reflected a reduction for real estate acquisition related costs incurred and expensed of $324,000, in accordance with GAAP. Our distributions for the six months ended June 30, 2012 were funded with net cash provided by operations of $2.5 million and excess cash provided by operations from the previous periods of $59,000.
Liquidity and Capital Resources
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions and monthly interest and principal payments on current and any future indebtedness. We expect to meet our short-term liquidity requirements through net cash provided by operations. During the six months ended June 30, 2013, we extended the maturity dates on both of our lines of credit with affiliates from March 2013 to March 2014. These two lines of credit had total available borrowings of $2.9 million as of June 30, 2013.

Long-term Liquidity and Capital Resources
We expect to meet our long-term liquidity requirements through proceeds from available borrowings under our lines of credit, secured or unsecured financing or refinancings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations. We expect that our primary uses of capital will be for the payment of operating expenses, including debt service payments and debt maturities on our outstanding indebtedness, for the payment of tenant improvements, leasing commissions and repairs and maintenance, for the possible reinvestment of proceeds from the strategic sale of properties in replacement properties and for the payment of distributions to our stockholders, including special distributions of the net proceeds from the sale of properties. We did not have any material commitments for capital or leasing expenditures outstanding as of June 30, 2013.
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
As of June 30, 2013, we had cash and cash equivalents of $448,000, which we expect to be used primarily to pay operating expenses, interest and principal on our indebtedness and stockholder distributions. In addition, we had restricted cash of $2.2 million held by lenders in escrow accounts for tenant and capital improvements, leasing commissions, repairs and maintenance and other lender reserves for certain properties.
As of June 30, 2013, we had $86.0 million of mortgage notes payable outstanding, consisting of $80.0 million of Fixed Rate Notes and a $6.0 million Variable Rate Note. The Fixed Rate Notes have interest rates ranging from 5.27% to 6.96%, with a weighted average interest rate of 6.53%, and mature on various dates from March 2014 through September 2017, with a weighted average remaining term to maturity of 2.0 years. The Variable Rate Note had an interest rate of 2.60% at June 30, 2013 and matures in December 2015. Our debt leverage ratio, which is the ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 52%.
Our contractual obligations as of June 30, 2013 were as follows (in thousands):

	Payments due by period(1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - fixed rate notes	$79,964	$735	$77,552	$1,677	$—
Interest payments - fixed rate notes	10,617	5,318	5,182	117	—
Principal payments - variable rate note	6,000	—	6,000	—	—
Interest payments - variable rate note (2)	428	161	267	—	—
Total	$97,009	$6,214	$89,001	$1,794	$—

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory and property management agreement because such amounts are not fixed and determinable.

(2)	The variable rate debt payment obligations in future periods were calculated using a forward curve analysis with an effective rate of 2.60%, which was the rate effective as of June 30, 2013.

Cash Flow Analysis
Operating Activities. Net cash provided by operating activities decreased $96,000, or 4%, to $2.4 million for the six months ended June 30, 2013, compared to $2.5 million for the six months ended June 30, 2012. The decrease was primarily due to the payment of acquisition expenses related to the acquisition of three real estate assets partially offset by an increase in revenue from these real estate assets during the six months ended June 30, 2013. See “—Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. During the six months ended June 30, 2013, net cash used in investing activities was $6.8 million, compared to $249,000 during the six months ended June 30, 2012. The increase was primarily due to the acquisition of three real estate properties for $6.7 million during the six months ended June 30, 2013.
Financing Activities. Net cash used in financing activities decreased $3.3 million, or 54%, to $2.9 million for the six months ended June 30, 2013, compared to $6.2 million for the six months ended June 30, 2012, resulting primarily from a decrease in the repayment of notes payable for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management's judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:

•	Investment in and Valuation of Real Estate Assets;

•	Allocation of Purchase Price of Real Estate Assets;

•	Discontinued Operations;

•	Sales of Real Estate Assets;

•	Revenue Recognition; and

•	Income Taxes.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2012, and our critical accounting policies have not changed during the three months ended June 30, 2013. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2012, and related notes thereto.

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
Off-Balance Sheet Arrangements
As of June 30, 2013 and December 31, 2012, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not required for a smaller reporting company.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2013, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We did not sell any unregistered securities during the three months ended June 30, 2013. No shares were redeemed during the three months ended June 30, 2013.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended June 30, 2013 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended June 30, 2013 that would require a response to this item.

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
Simon J. Misselbrook
Senior Vice President of Accounting
(Principal Accounting Officer)
Date: August 13, 2013

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 2.1 of the Company’s Form 10-SB (File No. 000-51962), filed on May 1, 2006).
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 2.2 to the Company’s Form 10-SB (File No. 000-51962), filed on May 1, 2006).
3.3	Amendment to Amended and Restated Bylaws of Cole Credit Property Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K (File No. 000-51962), filed on November 13, 2012).
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14 (a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

***
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.