Form 10-Q
period 2013-09-30
Cole Credit Property Trust Inc
filed 2013-11-13
CIK 1289272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 13, 2013, there were 10,090,951 shares of common stock, par value of $0.01, of Cole Credit Property Trust, Inc. outstanding.

COLE CREDIT PROPERTY TRUST, INC.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Investment in real estate assets:
Land	$43,175	$42,017
Buildings and improvements, less accumulated depreciation of $25,005 and $22,684, respectively	79,651	76,943
Acquired intangible lease assets, less accumulated amortization of $12,454 and $11,342, respectively	8,532	8,795
Total investment in real estate assets, net	131,358	127,755
Cash and cash equivalents	151	7,788
Restricted cash	2,409	2,073
Rents and tenant receivables, prepaid expenses and other assets	1,542	1,402
Deferred financing costs, less accumulated amortization of $2,078 and $1,662, respectively	951	1,367
Total assets	$136,411	$140,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$85,791	$86,322
Line of credit with affiliate	300	—
Accounts payable and accrued expenses	766	769
Due to affiliates	33	32
Acquired below market lease intangibles, less accumulated amortization of $1,753 and $1,604, respectively	444	593
Distributions payable	415	427
Deferred rent	294	592
Total liabilities	88,043	88,735
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 10,090,951 shares issued and outstanding	101	101
Capital in excess of par value	90,424	90,424
Accumulated distributions in excess of earnings	(42,157)	(38,875)
Total stockholders’ equity	48,368	51,650
Total liabilities and stockholders’ equity	$136,411	$140,385
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rental and other property income	$3,259	$3,094	$9,690	$9,334
Tenant reimbursement income	112	94	312	300
Total revenue	3,371	3,188	10,002	9,634

Expenses:
General and administrative expenses	168	195	591	562
Property operating expenses	173	182	477	495
Property management expenses	99	90	299	286
Acquisition related expenses	—	—	324	—
Depreciation	768	759	2,321	2,274
Amortization	355	369	1,105	1,108
Total operating expenses	1,563	1,595	5,117	4,725
Operating income	1,808	1,593	4,885	4,909

Other income (expense):
Other income	132	2	138	4
Interest expense	(1,524)	(1,545)	(4,531)	(4,753)
Total other expense	(1,392)	(1,543)	(4,393)	(4,749)

Income from continuing operations	416	50	492	160

Income from discontinued operations	—	3,721	—	3,787

Net income	$416	$3,771	$492	$3,947

Weighted average number of common shares outstanding:
Basic and diluted	10,090,951	10,090,951	10,090,951	10,090,951

Income from continuing operations per common share:
Basic and diluted	$0.04	$0.01	$0.05	$0.02

Income from discontinued operations per common share:
Basic and diluted	$—	$0.37	$—	$0.38

Net income per common share:
Basic and diluted	$0.04	$0.37	$0.05	$0.39

Distributions declared per common share	$0.13	$0.13	$0.37	$0.37
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2013	10,090,951	$101	$90,424	$(38,875)	$51,650
Distributions	—	—	—	(3,774)	(3,774)
Net income	—	—	—	492	492
Balance, September 30, 2013	10,090,951	$101	$90,424	$(42,157)	$48,368
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$492	$3,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,321	2,481
Amortization of intangible lease assets and below market lease intangibles, net	963	1,123
Amortization of deferred financing costs	416	388
Gain on sale of real estate assets	—	(3,715)
Changes in assets and liabilities:
Rents and tenant receivables, prepaid expenses and other assets	(140)	(195)
Accounts payable and accrued expenses	(30)	(128)
Deferred rent	(298)	(564)
Due to affiliates	1	(17)
Net cash provided by operating activities	3,725	3,320
Cash flows from investing activities:
Investment in real estate assets and other capital expenditures	(7,009)	(19)
Proceeds from sale of real estate assets	—	7,377
Change in restricted cash	(336)	(270)
Net cash (used in) provided by investing activities	(7,345)	7,088
Cash flows from financing activities:
Distributions to investors	(3,786)	(3,792)
Repayment of notes payable	(531)	(8,079)
Proceeds from line of credit with affiliate	300	—
Repayment of line of credit with affiliate	—	(1,935)
Deferred financing costs paid	—	(21)
Net cash used in financing activities	(4,017)	(13,827)
Net decrease in cash and cash equivalents	(7,637)	(3,419)
Cash and cash equivalents, beginning of period	7,788	5,481
Cash and cash equivalents, end of period	$151	$2,062

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$415	$414
Accrued capital expenditures	$27	$—
Notes payable assumed by buyer in real estate disposition	$—	$14,933
Supplemental Cash Flow Disclosures:
Interest paid	$4,131	$5,063
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2013
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust, Inc. (the “Company”) is a Maryland corporation that was formed on March 29, 2004, which has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company’s business is conducted through Cole Operating Partnership I, LP (“Cole OP I”), a Delaware limited partnership. The Company is the sole general partner of and owns a 99.99% partnership interest in Cole OP I. Cole REIT Advisors, LLC (“Cole Advisors”), the advisor to the Company, is the sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of Cole OP I. The Company is externally managed by Cole Advisors, which is indirectly owned by Cole Real Estate Investments, Inc. (NYSE: COLE) (“Cole”, formerly known as “Cole Credit Property Trust III, Inc.”), as a result of Cole acquiring Cole Holdings Corporation (“CHC”) on April 5, 2013 pursuant to a transaction whereby CHC merged with and into CREInvestments, LLC (“CREI”), a wholly-owned subsidiary of Cole. As a result of the merger, Cole Advisors is wholly-owned by CREI. On October 22, 2013, Cole entered into an Agreement and Plan of Merger (the “Merger Agreement”) with American Realty Capital Properties, Inc. (“ARCP”) and Clark Acquisition Company, LLC, a direct wholly owned subsidiary of ARCP (“Merger Sub”), as discussed in Note 10 to these condensed consolidated unaudited financial statements.
As of September 30, 2013, the Company owned 39 properties comprising 956,000 square feet of single-tenant retail and commercial space located in 19 states. As of September 30, 2013, these properties were 100% leased.
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting, including the instructions to Form 10-Q and Article 8 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2012 and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The condensed consolidated unaudited financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
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

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

Investment in and Valuation of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. As of September 30, 2013, the Company did not identify any impairment indicators, and no impairment losses were recorded during the nine months ended September 30, 2013 or 2012.
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
When a real estate asset is identified by the Company as held for sale, the Company ceases depreciation and amortization of the assets related to the property and estimates the fair value, net of selling costs. If, in management’s opinion, the fair value of the asset, net of selling costs, is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property. There were no assets identified as held for sale as of September 30, 2013 or December 31, 2012.
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
September 30, 2013

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
Restricted Cash
As of September 30, 2013, $2.2 million was included in restricted cash, which was held by lenders in escrow accounts primarily for tenant and capital improvements, leasing commissions and repairs and maintenance for certain properties, in accordance with the respective lender’s loan agreement. In addition, as of September 30, 2013, the Company had $166,000 in restricted cash held by lenders in a lockbox account. As part of certain debt agreements, rents from the encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess funds are disbursed to the Company.
Redemptions of Common Stock
The Company’s share redemption program provides that the Company’s board of directors must determine at the beginning of each fiscal year the maximum amount of shares that the Company may redeem during that year. The Company’s board of directors determined that no amounts are to be made available for redemption during the year ending December 31, 2013.
Reclassifications
Certain prior year balances have been reclassified in the condensed consolidated unaudited statements of operations to separately present other income and interest expense.

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
September 30, 2013

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
Notes payable and lines of credit – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the Company’s debt was $89.3 million and $89.6 million as of September 30, 2013 and December 31, 2012, respectively, compared to the carrying value of $86.1 million and $86.3 million as of September 30, 2013 and December 31, 2012, respectively. The fair value of the Company’s notes payable and Lines of Credit (as defined in Note 6) is estimated using Level 2 inputs.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of September 30, 2013, there have been no transfers of financial assets or liabilities between levels.
NOTE 4 — REAL ESTATE ACQUISITIONS
During the nine months ended September 30, 2013, the Company acquired a 100% interest in three commercial properties for an aggregate purchase price of $6.7 million (the “2013 Acquisitions”). The Company purchased the 2013 Acquisitions with net cash proceeds from the sale of five properties during the year ended December 31, 2012. The Company allocated the purchase price of the 2013 Acquisitions to the fair value of the assets acquired. The following table summarizes the purchase price allocations (in thousands):

September 30, 2013
Land	$1,158
Building and improvements	4,723
Acquired in-place leases	732
Acquired above market leases	117
Total purchase price	$6,730

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

The Company recorded revenue for the three and nine months ended September 30, 2013 of $144,000 and $277,000, respectively, related to the 2013 Acquisitions. The Company recorded net income of $84,000 and a net loss of $137,000 for the three and nine months ended September 30, 2013, respectively, related to the 2013 Acquisitions. In addition, the Company recorded $324,000 of acquisition related expenses for the nine months ended September 30, 2013. There were no acquisition expenses recorded for the three months ended September 30, 2013.
The following table summarizes selected financial information of the Company as if the 2013 Acquisitions were completed on January 1, 2012 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Pro forma basis:	2013	2012	2013	2012
Revenue	$3,371	$3,508	$10,168	$11,075
Net income	$416	$3,856	$897	$3,907
The pro forma information for the three and nine months ended September 30, 2013 was adjusted to exclude acquisition related expenses recorded during such period relating to the 2013 Acquisitions. These expenses were recognized in the pro forma information for the nine months ended September 30, 2012. The pro forma revenue presented for the three and nine months ended September 30, 2012 includes revenue related to properties sold in 2012, as discussed in Note 5 below. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2012, nor does it purport to represent the results of future operations.
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
The 2012 Sold Properties resulted in net cash proceeds of $7.4 million and a gain of $3.7 million. Revenue related to the 2012 Sold Properties was $177,000 and $997,000, respectively, for the three and nine months ended September 30, 2012. Results of the 2012 Sold Properties have been presented as discontinued operations in the Company’s condensed consolidated unaudited statements of operations for the three and nine months ended September 30, 2012. Subsequent to the sales, the Company had no continuing involvement with the properties.
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
NOTE 6 — NOTES PAYABLE AND LINES OF CREDIT
As of September 30, 2013, the Company had $86.1 million of debt outstanding, consisting of $79.8 million of fixed rate mortgage loans (the “Fixed Rate Notes”), a $6.0 million variable rate mortgage loan (the “Variable Rate Note”) and $300,000 of borrowings on one of the Company’s two revolving Lines of Credit with an affiliate of Cole Advisors (the “Lines of Credit”). The Fixed Rate Notes have interest rates ranging from 5.27% to 6.96%, with a weighted average interest rate of 6.58%, and mature on various dates from March 2014 through September 2017, with a weighted average remaining term of 1.8 years. The Variable Rate Note had an interest rate of 2.54% at September 30, 2013 and matures in December 2015. The Lines of Credit provide for total borrowings of up to $2.9 million and both mature on March 31, 2014. The Lines of Credit bear interest at 5.75%. During the nine months ended September 30, 2013, the Company borrowed $300,000 on one of its Lines of Credit and repaid $531,000 of monthly principal payments on the Fixed Rate Notes.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

Each of the mortgage notes payable and Lines of Credit are secured by the respective properties and their related leases on which the debt was placed. The mortgage notes and Lines of Credit are generally non-recourse to the Company and Cole OP I, but both are liable for customary non-recourse carve-outs. The mortgage notes payable and Lines of Credit contain customary default provisions. Generally, upon the occurrence of an event of default, interest on the mortgage notes will accrue at an annual default interest rate equal to the lesser of (1) the maximum rate permitted by applicable law or (2) the then-current interest rate plus a percentage specified in the respective loan agreement. Certain mortgage notes payable contain customary affirmative, negative and financial covenants, such as requirements for minimum net worth, debt service coverage ratios, limitations on leverage ratios and variable rate debt. Based on the Company’s analysis and review of its results and related requirements, the Company believes it was in compliance with the covenants of such mortgage notes payable as of September 30, 2013.
In the event that a mortgage note is not paid off on the respective maturity date, certain mortgage notes include hyper-amortization provisions. Under the hyper-amortization provisions, the individual mortgage note maturity date will be extended by 20 years. During the hyper-amortization period, the lender will apply 100% of the rents collected from the property collateralizing the note to the following items in the order indicated: (1) payment of accrued interest at the original fixed interest rate, (2) all payments for escrow or reserve accounts, (3) any operating expenses of the property pursuant to an approved annual budget and (4) any extraordinary operating or capital expenses. The balance of the rents collected will be applied to the following items in such order as the lender may determine: (1) any other amounts due in accordance with the loan document, (2) the reduction of the principal balance of the mortgage note and (3) interest accrued at the “Revised Interest Rate” but not previously paid. As used herein, the Revised Interest Rate means an interest rate equal to the greater of (i) the initial fixed interest rate as stated in the loan agreement plus 2.0% per annum or (ii) the then current Treasury Constant Maturity Yield Index, as defined in the loan agreement, plus 2.0% per annum. As of September 30, 2013, the Company did not have any amounts outstanding under notes payable that were extended with hyper-amortization provisions. As of September 30, 2012, the Company had $4.3 million outstanding under one note payable that was extended with hyper-amortization provisions.
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
Lease Commitments
During the nine months ended September 30, 2013, the Company executed two lease amendments extending the non-cancelable lease terms by five and ten years, respectively. In accordance with the lease amendments, the Company is obligated to fund up to $1.1 million of capital improvements, of which the Company funded $286,000 as of September 30, 2013.
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

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

If Cole Advisors provides substantial services, as determined by the Company, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors a financing coordination fee equal to 1% of the amount available under such financing; provided, however, that Cole Advisors shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors received such a fee. Financing coordination fees payable on loan proceeds from permanent financing will be paid to Cole Advisors as the Company acquires such permanent financing. However, no fees will be paid on loan proceeds from any lines of credit until such time as all net offering proceeds have been invested by the Company. No such fees were incurred by the Company during the nine months ended September 30, 2013 and 2012.
The Company paid, and expects to continue to pay, Cole Realty Advisors, Inc. (“Cole Realty”), its property manager and an affiliate of the Company’s advisor, fees for the management and leasing of the Company’s properties. Property management fees are equal to 3% of gross revenues, and leasing fees are at prevailing market rates, not to exceed the greater of $4.50 per square foot or 7.5% of the total lease obligation. During the three and nine months ended September 30, 2013, the Company incurred $99,000 and $299,000, respectively, for property management fees. During the three and nine months ended September 30, 2012, the Company incurred $100,000 and $323,000, respectively, for property management fees, of which $10,000 and $37,000, respectively, were included within discontinued operations. As of September 30, 2013 and December 31, 2012, $33,000 and $32,000, respectively, of such costs had been incurred but not paid by the Company, and are included in due to affiliates on the condensed consolidated unaudited balance sheets. Pursuant to a waiver of the leasing fee by Cole Realty, no leasing fees were incurred by the Company during the nine months ended September 30, 2013. The Company is not obligated to pay any amounts for such period. However, Cole Realty may elect to charge leasing fees in future periods at prevailing market rates.  No leasing fees were incurred by the Company during the nine months ended September 30, 2012.
Cole Realty, or its affiliates, also receives acquisition and advisory fees of up to 3% of the contract purchase price of each property. During the nine months ended September 30, 2013, the Company incurred $202,000 for acquisition fees. No such fees were incurred by the Company during the three months ended September 30, 2013 or the three and nine months ended September 30, 2012.
The Company is obligated to pay Cole Advisors an annualized asset management fee of up to 0.25% of the aggregate asset value of the Company’s assets. Pursuant to a waiver of the fee by Cole Advisors, no asset management fees were incurred by the Company during the nine months ended September 30, 2013 or 2012. The Company is not obligated to pay any amounts for such periods. However, Cole Advisors may elect to charge asset management fees in future periods up to the 0.25% fee.
If Cole Advisors, or its affiliates, provides a substantial amount of services, as determined by the Company, in connection with the sale of one or more properties, the Company will pay Cole Advisors an amount up to 3% of the contract price of each asset sold. In no event will the combined disposition fee paid to Cole Advisors, its affiliates and unaffiliated third parties exceed the reasonable, customary and competitive amount for such services. In addition, after investors have received a return of their net capital contributions and a 7.5% annual cumulative, non-compounded return, then Cole Advisors is entitled to receive 20% of the remaining net sale proceeds. No such fees were incurred by the Company during the nine months ended September 30, 2013 or 2012 relating to the sale of properties.
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
The Company may reimburse Cole Advisors for expenses it incurs in connection with its provision of administrative services, including related personnel costs. The Company does not reimburse for personnel costs in connection with services for which Cole Advisors receives acquisition or disposition fees. Pursuant to a waiver by Cole Advisors, no such costs were incurred by the Company during the nine months ended September 30, 2013 or 2012.
As of September 30, 2013, the Company had $300,000 outstanding on one of its Lines of Credit with an affiliate of Cole Advisors and available borrowings of $2.6 million. Both of the Lines of Credit mature on March 31, 2014 and bear fixed interest rates of 5.75%. No financing coordination fee was paid, or will be paid, to Cole Advisors or its affiliates in connection with the Lines of Credit. During the nine months ended September 30, 2013, $192 of interest expense related to one of the Lines of Credit was incurred. During the three and nine months ended September 30, 2012, $28,000 and $84,000, respectively, of interest expense related to one of the Lines of Credit was incurred.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

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
Cole/ARCP Merger Agreement
On October 22, 2013, Cole entered into the Merger Agreement with ARCP and Merger Sub.  The Merger Agreement provides for the merger of Cole with and into Merger Sub (the “Merger”), with Merger Sub surviving as a direct wholly owned subsidiary of ARCP.  Cole indirectly owns and/or controls Cole Advisors and Cole Realty, as well as Cole Capital™, the Company’s sponsor. The completion of the Merger is subject to various conditions.
Despite the indirect change of control that would occur for the Company’s advisor, property manager and sponsor upon consummation of the Merger, such entities are expected to continue to serve in their respective capacities to the Company following the Merger.

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

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property-secured indebtedness. Rental and other property income accounted for 97% of total revenue during each of the three and nine months ended September 30, 2013 and 2012. As 100% of our rentable square feet is under lease, with a weighted average remaining lease term of 7.6 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
As of September 30, 2013, the debt leverage ratio of our portfolio, which is the ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 52%, with 7% of the debt, or $6.0 million, subject to a variable interest rate. If we acquire additional commercial real estate or refinance our debt upon maturity, we will be subject to changes in interest rates. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, when applicable, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. See our contractual obligations table in the section captioned “Liquidity and Capital Resources—Long-term Liquidity and Capital Resources.”
Recent Market Conditions
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Financial conditions affecting commercial real estate have improved and continue to improve, as low treasury rates and increased lending from banks, insurance companies and commercial mortgage backed securities (“CMBS”) conduits have increased lending activity. Nevertheless, the debt market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment, or regulatory factors affecting the banking and CMBS industries. While we expect that financial conditions will remain favorable, if they were to deteriorate we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including securitized debt, fixed rate loans, borrowings on the Lines of Credit, short-term variable rate loans, assumed mortgage loans in connection with property acquisitions, interest rate lock or swap agreements, or any combination of the foregoing.

Commercial real estate fundamentals continue to strengthen, as a moderate pace of job creation has supported gains in office absorption, retail sales and warehouse distribution. Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth.  Improving fundamentals have resulted in gains in property values; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of September 30, 2013, 100% of our rentable square feet was under lease and we expect that occupancy will remain high as the real estate recovery continues. However, if recent improvements in the economy reverse course, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, Cole Realty will actively seek to lease our vacant space; nevertheless, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.
Results of Operations
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Revenue - Revenue increased $183,000, or 6%, to $3.4 million for the three months ended September 30, 2013, compared to $3.2 million for the three months ended September 30, 2012. The increase was primarily due to the acquisition of three properties subsequent to September 30, 2012. Our revenue primarily consisted of rental income from net leased commercial properties, which accounted for 97% of total revenue during each of the three months ended September 30, 2013 and 2012.
General and Administrative Expenses - General and administrative expenses decreased $27,000, or 14%, to $168,000 for the three months ended September 30, 2013, compared to $195,000 for the three months ended September 30, 2012. The decrease was primarily due to a decrease in printing costs, computer software license fees and director and officer insurance premiums for the three months ended September 30, 2013. Our primary general and administrative expense items are insurance, legal and accounting fees, state franchise and income taxes, transfer agent fees and license and other fees.

Property Operating Expenses - Property operating expenses decreased $9,000, or 5%, to $173,000 for the three months ended September 30, 2013, compared to $182,000 for the three months ended September 30, 2012. The decrease was primarily due to a decrease in property repairs and maintenance for the three months ended September 30, 2013. Our primary property operating expenses are property taxes, property insurance and property repairs and maintenance.
Property Management Expenses - Property management expenses increased $9,000, or 10%, to $99,000 for the three months ended September 30, 2013, compared to $90,000 for the three months ended September 30, 2012. Pursuant to the property management agreement with our property manager, we are required to pay our property manager a property management fee in an amount of 3% of gross revenues. The increase in our property management fees was primarily due to an increase in our rental and tenant reimbursement income related to the three properties acquired subsequent to September 30, 2012.
Depreciation and Amortization Expenses - Depreciation and amortization expenses remained constant at $1.1 million for each of the three months ended September 30, 2013 and 2012.
Other Income - Other income increased $130,000 to $132,000 for the three months ended September 30, 2013, compared to $2,000 for the three months ended September 30, 2012. The increase was primarily due to recognition of other income in the three months ended September 30, 2013 resulting from a favorable settlement issued by a tax court in response to a property tax appeal.
Interest Expense - Interest expense remained relatively constant at $1.5 million for each of the three months ended September 30, 2013 and 2012.
Income from Discontinued Operations - There was no income from discontinued operations for the three months ended September 30, 2013, compared to $3.7 million for the three months ended September 30, 2012. During the three months ended September 30, 2012, we sold five properties resulting in a gain of $3.7 million. These properties had no operations during the three months ended September 30, 2013. See Note 5 to our condensed consolidated unaudited financial statements for further discussion.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Revenue - Revenue increased $368,000, or 4%, to $10.0 million during the nine months ended September 30, 2013, compared to $9.6 million during the nine months ended September 30, 2012. The increase was primarily due to the acquisition of three properties subsequent to September 30, 2012. Our revenue primarily consisted of rental income from net leased commercial properties, which accounted for 97% of total revenue during each of the nine months ended September 30, 2013 and 2012.
General and Administrative Expenses - General and administrative expenses increased $29,000, or 5%, to $591,000 for the nine months ended September 30, 2013, compared to $562,000 for the nine months ended September 30, 2012. The increase was primarily due to an increase in state income taxes for the nine months ended September 30, 2013. Our primary general and administrative expense items are insurance, legal and accounting fees, state franchise and income taxes, transfer agent fees and license and other fees.
Property Operating Expenses - Property operating expenses decreased $18,000, or 4%, to $477,000 for the nine months ended September 30, 2013, compared to $495,000 for the nine months ended September 30, 2012. The decrease was primarily due to a decrease in property repairs and maintenance for the nine months ended September 30, 2013. Our primary property operating expense items are property taxes, property insurance and property repairs and maintenance.
Property Management Expenses - Property management expenses increased $13,000, or 4%, to $299,000 during the nine months ended September 30, 2013, compared to $286,000 for the nine months ended September 30, 2012. Pursuant to the property management agreement with our property manager, we are required to pay our property manager a property management fee in an amount of 3% of gross revenues. The increase in our property management fees was primarily due to an increase in our rental and tenant reimbursement income related to the three properties acquired subsequent to September 30, 2012.
Acquisition Related Expenses - Acquisition related expenses for the nine months ended September 30, 2013 were $324,000, resulting from the acquisition of three properties during the period. There were no acquisition related expenses for the nine months ended September 30, 2012.
Depreciation and Amortization Expenses - Depreciation and amortization expenses remained constant at $3.4 million during each of the nine months ended September 30, 2013 and 2012.

Other Income - Other income increased $134,000 to $138,000 for the nine months ended September 30, 2013, compared to $4,000 for the nine months ended September 30, 2012. The increase was primarily due to recognition of other income in the nine months ended September 30, 2013 resulting from a favorable settlement issued by a tax court in response to a property tax appeal.
Interest Expense - Interest expense decreased $222,000, or 5%, to $4.5 million for the nine months ended September 30, 2013, compared to $4.7 million for the nine months ended September 30, 2012. The decrease was primarily due to the refinancing of one note payable during the year ended December 31, 2012, which decreased the interest rate to 2.6% from 8.68%, combined with the repayment of $1.9 million of the Lines of Credit in September 2012.
Income from Discontinued Operations - There was no income from discontinued operations for the nine months ended September 30, 2013, compared to $3.8 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, we sold five properties resulting in a gain of $3.7 million. These properties had no operations during the nine months ended September 30, 2013. See Note 5 to our condensed consolidated unaudited financial statements for further discussion.
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

FFO and MFFO are influenced by the timing of acquisitions and the operating performance of our real estate investments. Our calculations of FFO and MFFO, and reconciliation to net income, which is the most directly comparable GAAP financial measure, are presented in the table below for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
NET INCOME	$416	$3,771	$492	$3,947
Depreciation of real estate assets	768	759	2,321	2,274
Amortization of lease related costs	355	369	1,105	1,108
Depreciation and amortization of real estate assets from discontinued operations	—	56	—	304
Gain on sale of real estate assets	—	(3,715)	—	(3,715)
Funds From Operations (FFO)	$1,539	$1,240	3,918	3,918
Acquisition related expenses	—	—	324	—
Modified Funds From Operations (MFFO)	$1,539	$1,240	$4,242	$3,918

Set forth below is additional information that may be helpful in assessing our operating results:

•
In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recorded additional rental income of $6,000 and $3,000 for the three and nine months ended September 30, 2013, respectively. During the three and nine months ended September 30, 2012, we recorded reductions to rental income of $13,000 and $38,000, respectively, by straight-lining rental income.

•
Amortization of deferred financing costs totaled $139,000 and $416,000 during the three and nine months ended September 30, 2013, respectively, and $127,000 and $388,000 during the three and nine months ended September 30, 2012, respectively.

Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001369999 per share (which equates to an annualized rate of 5.00% based on an assumed share price of $10.00 per share, or 6.45% based on the most recent estimated value of $7.75 per share) for stockholders of record as of the close of business on each day of the period, commencing on January 1, 2013 and ending on December 31, 2013.
During each of the nine months ended September 30, 2013 and 2012, we paid distributions of $3.8 million. Our distributions for the nine months ended September 30, 2013 were funded with net cash provided by operations of $3.7 million and excess cash provided by operations from previous periods of $100,000. Net cash provided by operating activities for the nine months ended September 30, 2013 reflected a reduction for real estate acquisition related costs incurred and expensed of $324,000, in accordance with GAAP. Our distributions for the nine months ended September 30, 2012 were funded with net cash provided by operations of $3.3 million and excess cash provided by operations from previous periods of $500,000.
Liquidity and Capital Resources
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions and monthly interest and principal payments on current and any future indebtedness. We expect to meet our short-term liquidity requirements through net cash provided by operations. In addition, in accordance with lease amendments executed during the nine months ended September 30, 2013, we are obligated to fund up to $1.1 million of capital improvements.  We expect to fund these amounts with borrowings from the Lines of Credit and a portion of the $2.2 million of restricted cash that is held by lenders in escrow accounts primarily for reimbursement of tenant and capital improvements, leasing commissions and repairs and maintenance for certain properties. During the nine months ended September 30, 2013, we extended the maturity dates on both of the Lines of Credit from March 2013 to March 2014. The Lines of Credit had total available borrowings of $2.6 million as of September 30, 2013.

Long-term Liquidity and Capital Resources
We expect to meet our long-term liquidity requirements through proceeds from available borrowings under the Lines of Credit, secured or unsecured financing or refinancings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations. In addition, we may seek to extend the maturity dates on the Lines of Credit. We expect that our primary uses of capital will be for the payment of operating expenses, including debt service payments and debt maturities on our outstanding indebtedness; for the payment of tenant improvements, leasing commissions and repairs and maintenance; for the possible reinvestment of proceeds from the strategic sale of properties in replacement properties; and for the payment of distributions to our stockholders, including special distributions of the net proceeds from the sale of properties. We did not have any material commitments for capital or leasing expenditures outstanding as of September 30, 2013.
We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after monthly payments of principal and interest on our outstanding indebtedness and certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, such as proceeds from available borrowings under the Lines of Credit. To the extent that cash flows from operations are lower than our current expectations due to lower returns on the properties, distributions paid to our stockholders may be lower.
As of September 30, 2013, we had cash and cash equivalents of $151,000, which we expect to be used primarily to pay operating expenses, interest and principal on our indebtedness and stockholder distributions. In addition, we had restricted cash of $2.4 million held by lenders in escrow accounts for tenant and capital improvements, leasing commissions, repairs and maintenance and other lender reserves for certain properties.
As of September 30, 2013, we had $86.1 million of debt outstanding, consisting of $79.8 million of Fixed Rate Notes, $300,000 outstanding on one of the Lines of Credit, and a $6.0 million Variable Rate Note. The Fixed Rate Notes have interest rates ranging from 5.27% to 6.96%, with a weighted average interest rate of 6.58%, and mature on various dates from March 2014 through September 2017, with a weighted average remaining term to maturity of 1.8 years. The Variable Rate Note had an interest rate of 2.54% at September 30, 2013 and matures in December 2015. Our debt leverage ratio, which is the ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 52%. Our contractual obligations as of September 30, 2013 were as follows (in thousands):

	Payments due by period(1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - fixed rate notes (2)	$80,091	$1,044	$77,369	$1,678	$—
Interest payments - fixed rate notes (2)	9,282	5,317	3,873	92	—
Principal payments - variable rate note	6,000	—	6,000	—	—
Interest payments - variable rate note (3)	347	154	193	—	—
Total	$95,720	$6,515	$87,435	$1,770	$—

(1) The table does not include amounts due to our advisor or its affiliates pursuant to our advisory and property management agreements because such amounts are not fixed and determinable. In addition, the table does not include amounts due to tenants for tenant and capital improvements pursuant to the lease amendments discussed above because such amounts are not fixed and determinable.

(2)	Includes the amount outstanding on one of the Lines of Credit with an affiliate of Cole Advisors. Amortizing principal payments are included in the year the payments will be made.

(3)	The variable rate debt payment obligations in future periods were calculated using a forward curve analysis with an effective rate of 2.54%, which was the rate in effect as of September 30, 2013.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased $405,000, or 12%, to $3.7 million for the nine months ended September 30, 2013, compared to $3.3 million for the nine months ended September 30, 2012. The increase was primarily due to changes in our working capital balances of $437,000, partially offset by a decrease in net income before non-cash adjustments for depreciation, amortization, and gains on sale of real estate of $32,000. See “—Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. During the nine months ended September 30, 2013, net cash used in investing activities was $7.3 million, compared to $7.1 million of net cash provided by investing activities during the nine months ended September 30, 2012, resulting in a change of $14.4 million. The change was primarily due to the acquisition of three real estate properties for $6.7 million during the nine months ended September 30, 2013 combined with a decrease in the proceeds from the sale of real estate assets of $7.4 million, relating to dispositions made during the nine months ended September 30, 2012.

Financing Activities. Net cash used in financing activities decreased $9.8 million, or 71%, to $4.0 million for the nine months ended September 30, 2013, compared to $13.8 million for the nine months ended September 30, 2012, resulting primarily from a decrease in the repayment of notes payable for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.
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
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2012, and our critical accounting policies have not changed during the three months ended September 30, 2013. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2012, and related notes thereto.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with Cole Advisors and its affiliates, whereby we have incurred debt, or have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, Cole Advisors or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, asset and property management fees, disposition fees, interest expense on the Lines of Credit and reimbursement of certain operating costs. See Note 8 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a further explanation of the various related-party transactions, agreements and fees.

Subsequent Events
Certain events occurred subsequent to September 30, 2013 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 10 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
Reclassifications
Certain prior year balances have been reclassified in the condensed consolidated unaudited statements of operations to separately present other income and interest expense.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off-Balance Sheet Arrangements
As of September 30, 2013 and December 31, 2012, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not required for a smaller reporting company.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2013, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We did not sell any unregistered securities during the three months ended September 30, 2013. No shares were redeemed during the three months ended September 30, 2013.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended September 30, 2013 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended September 30, 2013 that would require a response to this item.

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
Simon J. Misselbrook
Senior Vice President of Accounting
(Principal Accounting Officer)
Date: November 13, 2013

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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