Form 10-K
period 2013-12-31
Cole Credit Property Trust Inc
filed 2014-03-31
CIK 1289272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-K
_____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-51962
_____________________________________
COLE CREDIT PROPERTY TRUST, INC.
(Exact name of registrant as specified in its charter)
_____________________________________

Maryland	20-0939158
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2325 East Camelback Road, Suite 1100 Phoenix, Arizona 85016	(602) 778-8700
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Exchange on Which Registered
None	None
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
Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☐     Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. There were 10,089,951 shares of common stock held by non-affiliates at June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 26, 2014, there were 10,090,951 shares of common stock, par value of $0.01, of Cole Credit Property Trust, Inc. outstanding.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Cole Credit Property Trust, Inc. Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K of Cole Credit Property Trust, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

PART I

ITEM 1.	BUSINESS
Formation
Cole Credit Property Trust, Inc. (the “Company,” “we,” “our,” or “us”) is a Maryland corporation formed on March 29, 2004 that elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. We are the sole general partner of, and own, directly or indirectly, 100% of the partnership interest in, Cole Operating Partnership I, LP, a Delaware limited partnership (“Cole OP I”). We were organized to acquire and operate commercial real estate primarily consisting of freestanding, single-tenant, retail properties net leased to investment grade and other creditworthy tenants located throughout the United States. As of December 31, 2013, we owned 39 properties comprising 956,000 square feet of single-tenant retail and commercial space located in 19 states. As of December 31, 2013, these properties were 100% leased. We are externally managed by Cole REIT Advisors, LLC (“Cole Advisors”), which was, prior to the ARCP Merger (as defined below), indirectly owned by Cole Real Estate Investments, Inc. (“Cole”, formerly known as “Cole Credit Property Trust III, Inc.”) as a result of Cole acquiring Cole Holdings Corporation (“CHC”) on April 5, 2013 pursuant to a transaction whereby CHC merged with and into CREInvestments, LLC (“CREI”), a wholly-owned subsidiary of Cole. On February 7, 2014, American Realty Capital Properties, Inc. (“ARCP”) acquired Cole pursuant to a transaction whereby Cole merged with and into Clark Acquisition, LLC, a wholly-owned subsidiary of ARCP (“Clark Merger Sub”), with Clark Merger Sub surviving as a wholly-owned subsidiary of ARCP (the “ARCP Merger”). ARCP is a self-managed publicly traded Maryland corporation listed on The NASDAQ Global Select Market, focused on acquiring and owning single tenant freestanding commercial properties subject to net leases with high credit quality tenants. As a result of the ARCP Merger, ARCP indirectly owns and/or controls our external advisor, Cole Advisors, our dealer manager, Cole Capital Corporation (“CCC”), our property manager, Cole Realty Advisors, LLC (“Cole Realty”), and our sponsor, Cole Capital™, and such entities are expected to continued to serve in their respective capacities to us, as discussed in Note 15 to the consolidated financial statements in this Annual Report on Form 10-K.
On March 17, 2014, we entered into an agreement and plan of merger (the “Merger Agreement”), among us, ARCP and Desert Acquisition, Inc., a Delaware corporation and direct wholly-owned subsidiary of ARCP (“Desert Merger Sub”), pursuant to which, among other things, Desert Merger Sub will commence a cash tender offer (the “Offer”) to purchase all of our outstanding shares of common stock. Following the expiration of the Offer, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement and, if necessary, exercise of the top-up option provided for in the Merger Agreement, we will merge with and into Desert Merger Sub, with Desert Merger Sub surviving as a direct wholly-owned subsidiary of ARCP (the “CCPT Merger”). See Note 15 to our consolidated financial statements in this Annual Report on Form 10-K for a further explanation of the Offer and the CCPT Merger.
Our sponsor, Cole Capital, is a group of affiliated entities, which includes our advisor, that has sponsored various real estate investment programs. Cole Advisors, pursuant to an advisory agreement with us, is responsible for managing our affairs on a day-to-day basis, identifying and making acquisitions and investments on our behalf, and recommending an appropriate exit strategy to our board of directors. Our advisor also provides asset management, marketing, legal, investor relations and other administrative services on our behalf. The agreement with Cole Advisors is for a one-year term and is reconsidered on an annual basis by our board of directors. We have no paid employees and rely upon our advisor to provide substantially all of our day-to-day management.
On April 26, 2004, we commenced a private placement of shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts (the “Offering”). We completed the Offering on September 16, 2005, after having raised aggregate gross proceeds of $100,331,320 through the sale of an aggregate of 10,097,251 shares of our common stock. As of March 26, 2014, 10,090,951 shares of our common stock were issued and outstanding and held by 1,485 stockholders of record.
We issued our common stock in the Offering in reliance upon exemptions from the registration requirements of the Securities Act and state securities laws. As a result, our stockholders may not transfer their shares of common stock except pursuant to an effective registration statement or pursuant to an exemption from registration. Our stock is not currently listed on a national securities exchange. In the event we do not complete the CCPT Merger and do not list our common stock for trading on a national securities exchange prior to February 1, 2016, our charter requires that we either: (1) seek stockholder approval of an extension or amendment of this listing deadline; or (2) seek stockholder approval to adopt a plan of liquidation.

If we do not complete the CCPT Merger and we seek and do not obtain stockholder approval of an extension or amendment to the listing deadline, we would then be required to seek stockholder approval of our liquidation. If we seek and fail to obtain stockholder approval of our liquidation, our charter would not require us to list or liquidate and we could continue to operate as before. In such event, there would be no public market for shares of our common stock and stockholders could be required to hold the shares indefinitely. If we seek and obtain stockholder approval of our liquidation, we would begin an orderly sale of our assets and distribute, subject to our advisor’s subordinated participation, our net proceeds to our stockholders.
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

Our tenants include investment grade tenants, non-investment grade tenants and non-rated tenants. Our policy does not limit the percentage of our assets that may consist of properties rented to non-investment grade and non-rated tenants. A tenant is considered “investment grade” when the tenant has a debt rating by Moody’s Investor Services of Baa3 or better or a credit rating by Standard & Poor’s of BBB- or better, or its payments are guaranteed by a company with such a debt rating. A tenant is considered “non-investment” grade when the tenant has a debt rating by either Moody’s Investor Services or Standard & Poor’s that is below investment grade. A tenant is considered “non-rated” if it has not been rated by a credit rating agency. As of December 31, 2013, 33% of all scheduled lease payments were projected to be derived from tenants that maintain an investment grade credit rating, while 32% and 35% of scheduled lease payments are projected to be derived from non-investment grade tenants and non-rated tenants, respectively. Changes in tenant credit ratings, coupled with future acquisition and disposition activity, may increase or decrease our concentration of investment grade tenants in the future.
Generally, our non-investment grade tenants have significant net worth and operating income and financial profiles that our advisor believes meet our investment objectives of cash flow, preservation of capital and capital appreciation. In evaluating the creditworthiness of a tenant or prospective tenant, our advisor does not use specific quantifiable standards, but does consider many factors. The factors that our advisor considers include the proposed terms of the acquisition, the financial condition of the tenant and/or guarantor, credit agency reports (if any), Dun and Bradstreet reports, the operating history of the property with such tenant, the trade area demographics surrounding the property, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and the lease length and terms at the time of the acquisition.
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
Investment Decisions
Cole Advisors has substantial discretion with respect to the selection of specific investments and the purchase and sale of our properties, subject to the approval of our board of directors. In pursuing our investment objectives and making investment decisions on our behalf, Cole Advisors evaluates the proposed terms of the purchase against all aspects of the transaction, including the condition and financial performance of the property, the terms of existing leases and the creditworthiness of the tenant and/or lease guarantor, and property and location characteristics. Because the factors considered, including the specific weight we place on each factor, vary for each investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.

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
Borrowing Policies
We believe that utilizing borrowings is consistent with our investment objective of maximizing the return to investors. The number of different properties that we acquired has been affected by the amount of funds available to us. Accordingly, utilizing borrowings enabled us to increase the number of our acquisitions and our diversification. There is no limitation on the amount we can borrow for the purchase of any property or other investment. However, we intend to limit our borrowings so that we generally will not borrow in the aggregate in excess of 60% of the value of our real estate related assets. As of December 31, 2013, we had $85.9 million of debt outstanding, which represented 52% of the aggregate carrying value of our gross real estate assets net of gross intangible lease liabilities. As of December 31, 2013, we had $2.6 million of available borrowing capacity under our revolving lines of credit with affiliates of Cole Advisors. See “Item 2. Properties - Note Payable Information” below for additional information on our debt obligations.
Disposition Policies
We intend to hold each property we acquire for an extended period, generally six to eight years from the time of acquisition. However, regardless of intended holding periods, circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rent rolls and tenant creditworthiness, whether we could apply the proceeds from the sale of the asset to make other investments, whether disposition of the asset would increase cash flow, and whether the sale of the asset would be a prohibited transaction under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), or otherwise impact our status as a REIT for federal income tax purposes. The selling price of a property that is net leased will be determined in large part by the amount of rent payable under the lease. If a tenant has a repurchase option at a formula price, we may be limited to realizing any appreciation. In connection with our sales of properties we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. None of our properties were sold during the year ended December 31, 2013.
Conflicts of Interest
We are subject to various conflicts of interest arising out of our relationship with Cole Advisors and its affiliates, including conflicts related to the arrangements pursuant to which we will compensate Cole Advisors and its affiliates. The agreements and compensation arrangements between us and our advisor and its affiliates were not determined by arm’s-length negotiations. Some of the conflicts of interest in our transactions with our advisor and its affiliates, and certain conflict resolution procedures, are described below. Additionally, some of our directors and/or officers are affiliates of Cole Advisors as well as ARCP and other real estate programs sponsored by Cole Capital.
Our officers and affiliates of Cole Advisors will try to balance our interests with the interests of ARCP and other real estate programs sponsored by Cole Capital to whom they owe duties. However, to the extent that these persons take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to our stockholders and the value of their investment. In addition, our directors, officers and certain of our stockholders may engage for their own account in business activities of the types conducted or to be conducted by our subsidiaries and us.
Our independent director has an obligation to function on our behalf in all situations in which a conflict of interest may arise and is authorized to retain independent legal counsel. Furthermore, all of our directors have a fiduciary obligation to act on behalf of our stockholders.

Due to the ARCP Merger, we are now subject to conflicts of interest arising out of our relationship with Mr. Schorsch, our chairman of the board of directors, chief executive officer and president, who has a significant financial interest in the American Realty Capital group of companies, which sponsors REITs that have investment objectives, targeted assets, and legal and financial obligations similar to ours. Mr. Schorsch also serves as the chairman and chief executive officer of ARCP, which also has investment objectives, targeted assets, and legal and financial obligations similar to ours. Mr. Schorsch also serves as the executive chairman of the board of directors of RCS Capital Corporation and in various executive and/or board positions with entities that are part of the American Realty Capital group of companies. RCS Capital Corporation is a public holding company that operates a broker-dealer that serves as the dealer manager for other REITs, some of which have investment objectives, targeted assets, and legal and financial obligations similar to ours, including REITs sponsored by the American Realty Capital group of companies.
Interests in Other Real Estate Programs
Affiliates of Cole Advisors act as an advisor to, and/or our executive officers and certain directors act as officers and/or directors of, ARCP, as well as Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Corporate Income Trust, Inc. (“CCIT”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) and Cole Real Estate Income Strategy (Daily NAV), Inc. (“Cole Income NAV Strategy”), all of which are REITs offered, distributed and/or managed by affiliates of Cole Advisors. In addition, all of these REITs employ our sponsor’s investment strategy, which focuses on single-tenant commercial properties subject to long term net leases to creditworthy tenants. ARCP, CCPT IV and CCPT V, like us, focus primarily on the retail sector, while CCIT and CCIT II focus primarily on the office and industrial sectors and Cole Income NAV Strategy focuses primarily on commercial properties in the retail, office and industrial sectors. Nevertheless, the common investment strategy used by each REIT would permit them to purchase certain properties that also may be suitable for our portfolio. Formerly, affiliates of Cole Advisors acted as an advisor to Cole Credit Property Trust II, Inc. (“CCPT II”); however, on January 22, 2013, CCPT II entered into an agreement and plan of merger with Spirit Realty Capital, Inc., a publicly listed REIT. The merger was completed on July 17, 2013. In addition, affiliates of Cole Advisors acted as an advisor to Cole; however, on February 7, 2014, the ARCP Merger was completed pursuant to a transaction whereby Cole merged with and into Clark Merger Sub, with Clark Merger Sub surviving as a wholly-owned subsidiary of ARCP.
Affiliates of our advisor and entities owned or managed by such affiliates also may acquire or develop real estate for their own accounts, and have done so in the past. Furthermore, affiliates of our advisor and entities owned or managed by such affiliates intend to form additional real estate investment entities in the future, whether public or private, which can be expected to have the same or similar investment objectives and policies as we do and which may be involved in the same geographic area. Our advisor, its affiliates and affiliates of our directors and officers are not obligated to present to us any particular investment opportunity that comes to their attention, even if such opportunity is of a character that might be suitable for investment by us. Our advisor and its affiliates, as well as our officers and directors, likely will experience conflicts of interest as they simultaneously perform services for us and other real estate programs sponsored by Cole Capital.
Any real estate programs sponsored by Cole Capital, whether or not currently existing, could compete with us in the sale or operation of our properties. We will seek to achieve any operating efficiency or similar savings that may result from affiliated management of competitive properties. However, to the extent that ARCP or other programs sponsored by Cole Capital own or acquire property that is adjacent, or in close proximity, to a property we own, our property may compete with such other program’s property for tenants or purchasers.
Every transaction that we enter into with our advisor or its affiliates is subject to an inherent conflict of interest. Our board of directors may encounter conflicts of interest in enforcing our rights against our advisor or its affiliates in the event of a default by or disagreement with any of them, or in invoking powers, rights or options pursuant to any agreement between us and our advisor, any of its affiliates or another real estate program sponsored by Cole Capital.
Other Activities of Cole Advisors and Its Affiliates
We rely on Cole Advisors for the day-to-day operation of our business pursuant to an advisory agreement. As a result of the interests of members of its management in ARCP and other real estate programs sponsored by Cole Capital and the fact that they also are engaged and will continue to engage in other business activities, Cole Advisors and its officers, key persons and respective affiliates may have conflicts of interest in allocating their time between us, ARCP and other real estate programs sponsored by Cole Capital and other activities in which they are involved. However, Cole Advisors believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to ARCP and all of the real estate programs sponsored by Cole Capital and other ventures in which they are involved.
In addition, some of our executive officers also serve as an officer of Cole Realty, our property manager, and/or other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities, as applicable, which may conflict with the fiduciary duties that they owe to us and our stockholders.

We have purchased, and in the future may purchase, properties or interests in properties from affiliates of Cole Advisors. The prices we pay to affiliates of our advisor for these properties will not be the subject of arm’s-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated with unaffiliated parties.
Potential Conflicts in Acquiring, Leasing and Reselling of Properties
Conflicts of interest will exist to the extent that we have acquired, and in the future may acquire, properties in the same geographic areas where properties owned by ARCP and other real estate programs sponsored by Cole Capital are located. In such a case, a conflict could arise in the leasing of properties in the event that we and ARCP or another real estate program sponsored by Cole Capital were to compete for the same tenants in negotiating leases, or a conflict could arise in connection with the resale of properties in the event that we and ARCP or another real estate program sponsored by Cole Capital were to attempt to sell similar properties at the same time. Conflicts of interest may also exist at such time as we or affiliates of our advisor managing property on our behalf seek to employ developers, contractors or building managers, as well as under other circumstances. Cole Advisors seeks to reduce conflicts relating to the employment of developers, contractors or building managers by making prospective employees aware of all such properties seeking to employ such persons. In addition, Cole Advisors seeks to reduce conflicts that may arise with respect to properties available for sale or rent by making prospective purchasers or tenants aware of all such properties. However, these conflicts cannot be fully avoided in that there may be established differing compensation arrangements for employees at different properties or differing terms for resale or leasing of the various properties.
Potential Conflicts of Dealer Manager
CCC, an affiliate of Cole Advisors, acted as the dealer manager in our Offering. As a result, we did not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the Offering.
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
Potential Conflicts of Property Manager
Our properties are, and we anticipate that properties we acquire in the future, if any, will be, managed and leased by our property manager, Cole Realty, an affiliate of our advisor, pursuant to a property management and leasing agreement. Cole Realty also serves as property manager for certain properties owned by real estate programs sponsored by Cole Capital, some of which may be in competition with our properties. Management fees to be paid to our property manager are based on a percentage of the rental and other income received by the managed properties.
Receipt of Fees and Other Compensation by Cole Advisors and Its Affiliates
We have incurred commissions, fees and expenses payable to Cole Advisors and its affiliates in connection with the Offering and acquisition and management of our assets, including selling commissions, dealer manager fees, organization and offering expenses, acquisition and advisory fees, financing coordination fees, asset management fees and acquisition expenses.  In addition, we have incurred, and expect to continue to incur, commissions, fees and expenses payable to Cole Advisors and its affiliates in connection with the management of our assets, including property management fees, leasing fees and operating expenses. In connection with the sale of properties, we may pay Cole Advisors and its affiliates real estate commissions and subordinated participation in net sale proceeds and subordinated performance fees.  However, the subordinated participation in net sale proceeds and the subordinated performance fees payable or reimbursable to Cole Advisors and its affiliates relating to the net sale proceeds from the sale of properties will only be payable after the return to the stockholders of their capital contributions plus a 7.5% annual cumulative, non-compounded return on such capital. Subject to oversight by our board of directors, Cole Advisors will have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, Cole Advisors may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that such fees will generally be payable to Cole Advisors and its affiliates regardless of the quality of the properties acquired or the services provided to us.

Policies With Respect to Conflicts of Interest
In order to reduce or eliminate certain potential conflicts of interest, we have adopted certain policies relating to transactions we enter into with our advisor and its affiliates and allocation of investment opportunities among ARCP and real estate programs sponsored by Cole Capital.
Transactions with Our Advisor and its Affiliates. Our policy is that the terms on which our relationships are conducted with our advisor or any of its affiliates will be fair to us and on terms and conditions no less favorable to us than can be obtained from independent third parties for comparable services in the same location.
Conflict Resolution Procedures with Respect to Acquisition of Properties. In the event that an investment opportunity becomes available that may be suitable for both us and ARCP or one or more other real estate programs sponsored by Cole Capital, and for which more than one of such entities has sufficient uninvested funds, then our advisor and the advisors of the other programs, with oversight by their respective boards of directors, will examine the following factors, among others, in determining the entity for which the investment opportunity is most appropriate:

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
If, in the judgment of the advisors, the investment opportunity may be equally appropriate for more than one program, then the entity that has had the longest period of time elapse since it was allocated an investment opportunity of a similar size and type (e.g., office, industrial or single-tenant or multi-tenant retail) will first be offered such investment opportunity.
If a subsequent development, such as a delay in the closing of the acquisition or a delay in the construction of a property, causes any such investment, in the opinion of the advisors, to be more appropriate for an entity other than the entity that committed to make the investment, the advisors may determine that ARCP or another program sponsored by Cole Capital will make the investment. Our board of directors has a duty to ensure that the method used for the allocation of the acquisition of properties by ARCP or two or more programs seeking to acquire similar types of properties is applied fairly to us.
Employees
We have no direct employees. The employees of Cole Advisors and its affiliates provide services to us related to acquisition and disposition, property management, asset management, financing, accounting, investor relations and administration.
We are dependent on Cole Advisors and its affiliates for services that are essential to us, including asset acquisition and disposition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.
We may reimburse Cole Advisors and its affiliates for expenses incurred in connection with its provision of administrative services to us, including personnel costs, subject to certain limitations. During the years ended December 31, 2013 and 2012, no amounts were reimbursed, or required to be reimbursed, to Cole Advisors or its affiliates for such services.
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
Concentration of Credit Risk
As of December 31, 2013, we had cash on deposit, including restricted cash, at two financial institutions in which we had deposits in excess of federally insured levels, totaling $2.5 million; however, we have not experienced any losses in such accounts. We limit significant cash investments to accounts held by financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on our cash deposits.
As of December 31, 2013, three tenants in the drugstore industry, three tenants in the home and garden industry, two tenants in the automotive industry and two tenants in the electronics and appliances industry accounted for 40%, 21%, 11% and 10%, respectively, of our 2013 gross annualized rental revenues. One tenant in the drugstore industry, one tenant in the home and garden industry and one tenant in the automotive industry accounted for 26%, 13% and 10%, respectively, of our 2013 gross annualized rental revenues. We also had certain geographic concentrations in our property holdings. In particular, as of December 31, 2013, eight of our properties were located in Texas and one property was located in Georgia, accounting for 29% and 10%, respectively of our 2013 gross annualized rental revenues.
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

Requirements for Qualification as a REIT
We qualified as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2004. To continue to qualify as a REIT, we must meet, and we must continue to meet, certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. We generally will not be subject to federal corporate income tax to the extent we distribute our taxable income to our stockholders, and so long as we distribute at least 90% of our taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).
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
ITEM 2.    PROPERTIES

Overview

As of December 31, 2013, we owned, through separate wholly-owned limited partnerships or limited liability companies, a portfolio of 39 freestanding, single-tenant retail and commercial properties, comprising 956,000 rentable square feet located in 19 states. As of December 31, 2013, 100% of the rentable square feet of these properties was leased, with a weighted average remaining lease term of 7.4 years. As of December 31, 2013, we had outstanding debt of $85.9 million, secured by properties in our portfolio and the related tenant leases.
Property Statistics

The following table shows the tenant diversification of our real estate portfolio, based on gross annualized rental revenue, as of December 31, 2013:

			2013 Gross	Percentage of
	Total		Annualized	2013 Gross
	Number	Leased	Rental Revenue	Annualized
Tenant	of Leases	Square Feet	(in thousands)	Rental Revenue
Rite Aid - drugstore	11	136,366	$3,286	26%
Lowe’s - home and garden	2	256,902	1,617	13%
Vanguard - automotive	1	23,360	1,306	10%
Gander Mountain - sporting goods	1	88,492	1,147	9%
CVS - drugstore	4	45,968	1,087	8%
Conn’s - electronics and appliances	3	75,150	954	7%
Tractor Supply - home and garden	4	90,762	837	7%
Walgreens - drugstore	4	52,736	767	6%
Apria Healthcare - healthcare	1	82,750	548	4%
Best Buy - electronics and appliances	1	20,000	298	2%
Other	7	84,005	1,006	8%
	39	956,491	$12,853	100%

The following table shows the tenant industry diversification of our real estate portfolio, based on gross annualized rental revenue, as of December 31, 2013:

			2013 Gross	Percentage of
	Total		Annualized	2013 Gross
	Number	Leased	Rental Revenue	Annualized
Industry	of Leases	Square Feet	(in thousands)	Rental Revenue
Drugstore	19	235,070	$5,140	40%
Home and garden	9	364,074	2,693	21%
Automotive	2	30,741	1,439	11%
Electronics and appliances	4	95,150	1,252	10%
Sporting goods	1	88,492	1,147	9%
Healthcare	1	82,750	548	4%
Convenience store	1	2,353	279	2%
Entertainment and recreation	1	45,455	223	2%
Discount store	1	12,406	132	1%
	39	956,491	$12,853	100%
The following table shows the geographic diversification of our real estate portfolio, based on gross annualized rental revenue, as of December 31, 2013:

			2013 Gross	Percentage of
	Total		Annualized	2013 Gross
	Number	Rentable	Rental Revenue	Annualized
Location	of Properties	Square Feet	(in thousands)	Rental Revenue
Texas	8	331,995	$3,760	29%
Georgia	1	23,360	1,306	10%
Ohio	6	61,911	1,050	8%
South Carolina	2	27,637	755	6%
Arkansas	1	126,405	755	6%
Indiana	2	87,760	642	5%
Tennessee	2	22,264	604	5%
Maine	2	24,280	559	4%
Virginia	2	36,483	552	4%
Kansas	2	37,612	446	4%
Other	11	176,784	2,424	19%
	39	956,491	$12,853	100%
Leases
Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our leases. Generally, the leases of the properties owned provide for initial terms of 10 to 20 years. As of December 31, 2013, the weighted average remaining lease term was 7.4 years. The properties generally are leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. Certain of the leases require us to maintain the roof and structure. The leases of the properties provide for annual rental payments (payable in monthly installments) ranging from $63,000 to $1.3 million (average of $325,000). Certain leases provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume.
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

The following table shows lease expirations of our real estate portfolio as of December 31, 2013, during each of the next ten years and thereafter, assuming no exercise of renewal options:

			2013 Gross	Percentage of
	Total	Leased	Annualized	2013 Gross
	Number	Square Feet	Rental Revenue	Annualized
Year of Lease Expiration	of Leases	Expiring	(in thousands)	Rental Revenue
2014	2	27,000	$371	3%
2015	1	82,750	548	4%
2016	1	20,000	298	2%
2017	2	49,920	747	6%
2018	4	48,345	956	7%
2019	7	193,481	2,533	20%
2020	6	196,332	2,218	17%
2021	1	24,727	229	2%
2022	1	23,360	1,305	10%
2023	—	—	—	—%
Thereafter	14	290,576	3,648	29%
	39	956,491	$12,853	100%
Notes Payable Information
As of December 31, 2013, we had $85.9 million of debt outstanding, consisting of $79.6 million outstanding under notes payable with fixed interest rates (the “Fixed Rate Notes”), a $6.0 million variable rate mortgage loan (the “Variable Rate Note”) and $300,000 of borrowings on one of our two revolving lines of credit with an affiliate of Cole Advisors (the “Lines of Credit”). The Fixed Rate Notes have interest rates ranging from 5.27% to 6.96% and a weighted average interest rate of 6.53%, and mature on various dates ranging from March 2015 through September 2017, with a weighted average remaining term of 1.5 years. As of December 31, 2013, the Variable Rate Note had an interest rate of 2.54%. The Variable Rate Note matures in December 2015. The Variable Rate Note is subject to an interest rate equal to the greatest of (1) the JPMorgan Chase Prime Rate in effect, (2) the Federal Funds Rate in effect plus 0.50% and (3) the adjusted LIBOR rate for a one month period plus 1%. In addition, as of December 31, 2013, there was $300,000 outstanding on the Lines of Credit, with total available borrowings of $2.6 million. The Lines of Credit both were scheduled to mature on March 31, 2014 and bear a fixed rate of 5.75%. Subsequent to December 31, 2013, we extended the maturity dates on both of the Lines of Credit to March 31, 2015. During the year ended December 31, 2013, we repaid $716,000 in monthly principal payments on the Fixed Rate Notes.
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
Market Information
We conducted the Offering from April 26, 2004 until September 16, 2005, and raised aggregate gross proceeds of $100,331,320 through the sale of an aggregate of 10,097,251 shares of our common stock. As of March 26, 2014, 10,090,951 shares of our common stock were issued and outstanding and held by 1,485 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our registrar and transfer agent.
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
In the event we do not complete the CCPT Merger, we may seek to list our shares of common stock on a securities exchange or inter-dealer quotation system if our board of directors believes listing would be in the best interest of our stockholders. In making the decision to apply for listing of our shares or providing other forms of liquidity, such as selling our properties and other assets, either on a portfolio basis or individually, or engaging in a business combination transaction approved by our board of directors, our board of directors will evaluate whether listing the shares or liquidating would result in greater value for our stockholders. It cannot be determined at this time the circumstances, if any, under which our board of directors would determine to list the shares. In the event we do not complete the CCPT Merger and do not list our shares of common stock on a national securities exchange by February 1, 2016, our charter requires that we either:

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
Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for our shares will develop. To assist fiduciaries of plans subject to the annual reporting requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and IRA trustees or custodians to prepare reports relating to an investment in our shares, we provide reports of our determinations of the current value of our net assets per outstanding share to those fiduciaries (including IRA trustees and custodians) who identify themselves to us and request the reports. Accordingly, we have provided an annual statement of value for stockholders subject to ERISA and to certain other plan stockholders. Our board of directors established an estimated value of our common stock, as of December 31, 2013, of $6.55 per share. This statement of value is only an estimate and may not reflect the actual value of shares of our common stock. As disclosed in our Form 8-K filed on January 31, 2014, in determining the estimated value of our shares, our board of directors considered information and analysis, including valuation materials that were provided by Duff & Phelps, LLC (“Duff & Phelps”), an independent global valuation advisory and corporate finance consulting firm that specializes in providing real estate valuation services, and information provided by Cole Advisors.

     The materials provided by Duff & Phelps included a range of net asset values (“NAV”) of our shares, and our board of directors believes that the use of the “NAV methodology,” as discussed below, as the primary or sole indicator of value is becoming more widely accepted as a best practice in the valuation of non-traded REIT shares. In addition, our board of directors determined that the NAV methodology was the most appropriate valuation methodology based on the size of our portfolio, as it may be more likely that a potential liquidity transaction would occur through individual or portfolio asset sales rather than through a listing of our shares on a national securities exchange or other significant sale of our equity securities. Additionally, our board of directors considered transaction costs that may be incurred in liquidating the portfolio, such as broker costs, loan assumption costs and fees, and potential loan prepayment costs, among others, in estimating the value of our shares.

This estimated value of $6.55 is within the $6.33 to $7.72 per share valuation range calculated by Duff & Phelps using the NAV methodology. If our board of directors had used one or more different valuation methods, it may have made a different determination regarding the estimated value of our shares. Our board of directors is solely responsible for the establishment of the per share estimated value.
In preparing its valuation materials, Duff & Phelps, among other things:

•	reviewed financial and operating information requested from, or provided by, us;

•	researched the market by means of publications and other resources to measure current market conditions, supply and demand factors, and growth patterns and their effect on the subject properties;

•	reviewed and discussed with our senior management the historical and anticipated future financial performance of the properties, including the review of forecasts prepared by us; and

•	performed such other analyses and studies, and considered such other factors, as Duff & Phelps considered appropriate.
In determining the range of values of our shares using the NAV methodology, Duff & Phelps utilized two approaches in valuing our real estate assets that are commonly used in the commercial real estate industry. The following is a summary of the NAV methodology and the valuation approaches discussed in the materials provided by Duff & Phelps:
NAV Methodology - The NAV methodology determines our value by determining the estimated market value of our entity level assets, including real estate assets, and subtracting the market value of its entity level liabilities, including our mortgage debt. The materials provided by Duff & Phelps to estimate the value of the real estate assets were prepared using discrete estimations of “as is” market valuations for each of the properties in our portfolio using the income capitalization approach as the primary indicator of value and the sales comparison approach as a secondary approach to value, as discussed in greater detail below. From the aggregate values of the individual properties, Duff & Phelps made adjustments to reflect balance sheet assets and liabilities. The resulting amount, which is the estimated NAV of the portfolio, is divided by the number of common shares outstanding to determine the estimated NAV per share.
Income Capitalization Approach - DCF - The income capitalization approach simulates the reasoning of an investor who views the cash flows that would result from the anticipated revenue and expense on a property throughout its lifetime. The net income developed in Duff & Phelps’ analysis was the balance of potential income remaining after vacancy and collection loss, and operating expenses. This net income was then capitalized at an appropriate rate to derive an estimate of value (the “Direct Capitalization Method”) or discounted by an appropriate yield rate over a typical projection period in a discounted cash flow analysis (the “DCF Method”). Thus, two key steps were involved: (1) estimating the net income applicable to the subject property and (2) choosing appropriate capitalization rates and discount rates.
Duff & Phelps utilized the Direct Capitalization Method for the 12 properties in our portfolio with more than 10 years remaining on their leases and the DCF Method for the 27 remaining properties.
Sales Comparison Approach - The sales comparison approach estimates value based on what other purchasers and sellers in the market have agreed to as prices for comparable improved properties. This approach is based upon the principle of substitution, which states that the limits of prices, rents, and rates tend to be set by the prevailing prices, rents, and rates of equally desirable substitutes.
Utilizing the NAV methodology, including use of the two approaches to valuing our real estate assets noted above, when divided by the 10,090,951 shares of our common stock outstanding on December 31, 2013, resulted in a valuation range of $6.33 to $7.72 per share.

Cole Advisors also provided additional information to assist our board of directors in making its determination of an estimated per share value of our common stock. Cole Advisors discussed its continued active management of our portfolio. Cole Advisors noted that, pursuant to our charter, if we do not list our shares on a national securities exchange on or before February 1, 2016, our board of directors is required to either seek stockholder approval of an amendment or extension of this listing deadline, or seek stockholder approval to adopt a plan of liquidation. Accordingly, Cole Advisors began assisting our board of directors in gathering information for the purpose of investigating potential liquidity strategies. Cole Advisors and our board of directors discussed current conditions in the commercial real estate market and the transaction costs that may be incurred in liquidating our portfolio, such as broker costs, loan assumption costs and fees, and potential loan prepayment costs. Our board of directors considered the potential impact of these transaction costs on the net proceeds to be received by stockholders in a liquidity transaction. Our board of directors determined that, although transaction costs were not reflected in its previous determinations of our estimated share value, it would be appropriate to reflect the potential impact of such costs in the estimated per share value of our common stock as of December 31, 2013 in light of the aforementioned charter provision and the investigation of potential liquidity strategies. Based on these considerations and the information provided by Duff & Phelps and Cole Advisors, our board of directors determined to establish the estimated value of our common stock, as of December 31, 2013, at $6.55 per share.

As with any valuation methodology, the NAV methodology used by our board of directors in reaching an estimate of the value of our shares was based upon a number of estimates, assumptions, judgments and opinions that may, or may not, prove to be correct. The use of different estimates, assumptions, judgments or opinions may have resulted in significantly different estimates of the value of our shares. In addition, our board of directors’ estimate of share value was not based on the book values of our real estate, as determined by GAAP, as our book value for most real estate is based on the amortized cost of the property, subject to certain adjustments. Furthermore, the actual costs that may be incurred by us in connection with a liquidity event may be different from the potential costs considered by our board of directors in making its determination of value.
As a result, there can be no assurance that:

•	any stockholder will be able to realize the estimated share value upon attempting to sell their shares;

•	we will be able to achieve, for our stockholders, the estimated value per share upon a listing of our shares of common stock on a national securities exchange, a merger, or a sale of our portfolio; or

•
the estimated share value, or the methodology relied upon by our board of directors to estimate the share value, will be found by any regulatory authority to comply with ERISA, the Internal Revenue Code or other regulatory requirements.

Furthermore, the estimated value of our shares was calculated as of a particular point in time. The value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets.

Duff & Phelps’s valuation materials were addressed solely to us to assist our board of directors in establishing an estimated value of our common stock. Duff & Phelps’s valuation materials provided to us do not constitute a recommendation to purchase or sell any shares of our common stock or other securities. Duff & Phelps’s valuation materials were not addressed to the public and should not be relied upon by any other person to establish an estimated value of our common stock. The estimated value of our common stock may vary depending on numerous factors that generally impact the price of securities, our financial condition and the state of the real estate industry more generally, such as changes in economic or market conditions, changes in interest rates, changes in the supply of and demand for commercial real estate properties and changes in tenants’ financial condition.

In connection with its review, while Duff & Phelps reviewed the information supplied or otherwise made available to it by us for reasonableness, Duff & Phelps assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party, and did not undertake any duty or responsibility to verify independently any of such information. With respect to financial forecasts and other information and data provided to or otherwise reviewed by or discussed with Duff & Phelps, Duff & Phelps assumed that such forecasts and other information and data were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of our management, and relied upon us to advise Duff & Phelps promptly if any information previously provided became inaccurate or was required to be updated during the period of its review.

In preparing its valuation materials, Duff & Phelps did not, and was not requested to, solicit third party indications of our interest in connection with possible purchases of our securities or the acquisition of all or any part of our company.

In performing its analyses, Duff & Phelps made numerous assumptions with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond Duff & Phelps’s control and our control. The analyses performed by Duff & Phelps are not necessarily indicative of actual values, trading values or actual future results of our common stock that might be achieved, all of which may be significantly more or less favorable than suggested by such analyses. The analyses do not reflect the prices at which companies may actually be sold, and such estimates are inherently subject to uncertainty. As stated above, our board of directors considered other factors in establishing the estimated value of our common stock in addition to the materials prepared by Duff & Phelps. Consequently, the analyses contained in the Duff & Phelps materials should not be viewed as being determinative of our board of directors’ estimate of the value of our common stock.

Duff & Phelps’s materials were necessarily based upon market, economic, financial and other circumstances and conditions existing prior to December 31, 2013, and any material change in such circumstances and conditions may have affected Duff & Phelps’s analysis, but Duff & Phelps does not have, and has disclaimed, any obligation to update, revise or reaffirm its materials as of any date subsequent to December 31, 2013.

For services rendered in connection with and upon the delivery of its valuation materials, we paid Duff & Phelps a customary fee. We also agreed to reimburse Duff & Phelps for its expenses incurred in connection with its services, and will indemnify Duff & Phelps against certain liabilities arising out of its engagement. As of December 31, 2013, Duff & Phelps had not performed any other services for us. In the two years prior to December 31, 2013, neither Duff & Phelps nor its affiliates provided any financial advisory and commercial real estate services to other REITs sponsored by Cole Capital and affiliates of Cole Advisors.
Share Redemption Program
Pursuant to our share redemption program, we may use up to 1.0% of our annual cash flow, including operating cash flow not intended for distributions, borrowings, and capital transactions such as sales or refinancings, to satisfy redemption requests. Accordingly, our board of directors must determine at the beginning of each fiscal year the maximum amount of shares that we may redeem during that year. Our board of directors determined that there was an insufficient amount of cash available for redemptions during the six years ended December 31, 2013 and for the year ending December 31, 2014. We continue to accept redemption requests, which are considered for redemption if and when sufficient cash is available to fund redemptions. If a stockholder requests a redemption during a period when we are not redeeming shares, the stockholder may either (1) withdraw its request for redemption or (2) ask that we honor the request at such time, if any, when sufficient funds become available. Such pending requests will generally be honored on a first-come, first-served basis if redemptions are resumed. Since our formation on March 29, 2004, we had redeemed a total of 7,300 shares, at an average of $9.35 per share, under the share redemption program. Requests relating to approximately 248,000 shares remained unfulfilled as of December 31, 2013, representing approximately $1.6 million in unfulfilled requests, based on the most recent estimated value of our common stock of $6.55 per share.
Our board of directors may amend, suspend or terminate our share redemption program upon 30 days’ notice at any time.
Distributions
We elected to be taxed and qualified as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2004. As a REIT, we have made, and intend to make, distributions each taxable year equal to at least 90% of our taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). One of our primary goals is to pay regular (monthly) distributions to our stockholders.
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

From June 2005 through February 2010, we paid a 7% annualized distribution rate based upon a purchase price of $10 per share, which was the offering price for our shares of common stock in the Offering. However, beginning in March 2010, our board of directors reduced our annualized distribution rate to 5% based on an assumed share price of $10 per share, or 7.6% based on the most recent estimated value of $6.55 per share. The principal reason for the lower distribution rate was the refinancing of approximately $50 million of fixed rate debt that was to mature by year-end 2010. The prevailing credit markets upon refinancing dictated higher interest rates and amortization provisions, requiring us to pay down a portion of the principal on a monthly basis over the life of the loan.
The following table shows the character of the distributions we paid on a per share basis during the years ended December 31, 2013 and 2012:

	Total	Weighted Average
	Distributions Paid	Distributions Paid	Nontaxable	Ordinary	Capital Gain
Year	(in thousands)	per Common Share	Distributions	Dividends	Distributions
2013	$5,044	$0.50	$0.27	$0.23	$—
2012	$5,047	$0.50	$0.10	$0.19	$0.21
Securities Authorized for Issuance Under Equity Compensation Plans
The Company does not have any compensation plans under which it is authorized to issue equity securities.

ITEM 6.	SELECTED FINANCIAL DATA
Not required for a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also the “Cautionary Note Regarding Forward-Looking Statements” section preceding Part I.
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
On February 7, 2014, ARCP acquired Cole pursuant to a transaction whereby Cole merged with and into Clark Merger Sub, with Clark Merger Sub surviving as a wholly-owned subsidiary of ARCP. ARCP is a self-managed publicly traded Maryland corporation listed on The NASDAQ Global Select Market, focused on acquiring and owning single tenant freestanding commercial properties subject to net leases with high credit quality tenants. As a result of the ARCP Merger, ARCP indirectly owns and/or controls our external advisor, Cole Advisors, our dealer manager, CCC, our property manager, Cole Realty, and our sponsor, Cole Capital, as discussed in Note 15 to the consolidated financial statements in this Annual Report on Form 10-K.
On March 17, 2014, we entered into the Merger Agreement, among us, ARCP and Desert Merger Sub, pursuant to which, among other things, Desert Merger Sub will commence the Offer to purchase all of our outstanding shares of common stock. Following the expiration of the Offer, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement and, if necessary, exercise of the top-up option provided for in the Merger Agreement, we will merge with and into Desert Merger Sub, with Desert Merger Sub surviving as a direct wholly-owned subsidiary of ARCP. See Note 15 to our consolidated financial statements in this Annual Report on Form 10-K for a further explanation of the Offer and the CCPT Merger.

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property indebtedness. Rental and other property income accounted for 97% of our total revenue for each of the years ended December 31, 2013 and 2012. As 100% of our rentable square feet is under lease, with a weighted average remaining lease term of 7.4 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. In addition, as of December 31, 2013, the debt leverage ratio of our portfolio, which is the ratio of debt to total gross real estate assets net of gross intangible lease liabilities, was 52%, with 7% of the debt, or $6.0 million, subject to a variable interest rate.
If we acquire additional commercial real estate or refinance our debt upon maturity, we will be subject to changes in interest rates. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, when applicable, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. See our contractual obligations table in the section captioned “—Liquidity and Capital Resources — Long-term Liquidity and Capital Resources,” below.
Recent Market Conditions
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Financial conditions affecting commercial real estate have improved and continue to improve, as low treasury rates and increased lending from banks, insurance companies and commercial mortgage backed securities (“CMBS”) conduits have increased lending activity. Nevertheless, the debt market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment, or regulatory factors affecting the banking and CMBS industries. While we expect that financial conditions will remain favorable, if they were to deteriorate we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering multiple lending sources, including securitized debt, fixed rate loans, borrowings on the Lines of Credit, short-term variable rate loans, assumed mortgage loans in connection with property acquisitions, interest rate lock or swap agreements, or any combination of the foregoing.

Commercial real estate fundamentals continue to strengthen, as a moderate pace of job creation has supported gains in office absorption, retail sales and warehouse distribution. Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth.  Improving fundamentals have resulted in gains in property values; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of December 31, 2013, 100% of our rentable square feet was under lease and we expect that occupancy will remain high as the real estate recovery continues. However, if recent improvements in the economy reverse course, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, Cole Realty will actively seek to lease our vacant space; nevertheless, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.
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
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets may not be recoverable. Impairment indicators that we consider include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, we assess the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, we will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment losses were recorded during the years ended December 31, 2013 and 2012.
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
When a real estate asset is identified by us as held for sale, we cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs of the asset, is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2013 and 2012.
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
Sale of Real Estate Assets
Gains on the sale of real estate assets are recognized by the full accrual method when the following criteria are met: (1) the gain is determinable, that is, the collectability of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (2) the earnings process is virtually complete, that is, we are not obligated to perform significant activities after the sale to earn the gain.
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

Income Taxes
We currently qualify as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code. We generally will not be subject to federal corporate income tax to the extent we distribute our taxable income to our stockholders, so long as we, among other things, distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if we maintain our qualification for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
Results of Operations
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Revenue - Revenue increased $618,000, or 5%, to $13.5 million for the year ended December 31, 2013, compared to $12.8 million for the year ended December 31, 2012. The increase was primarily due to the acquisition of three rental income-producing properties subsequent to December 31, 2012. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for 97% of total revenue during each of the years ended December 31, 2013 and 2012.
General and Administrative Expenses - General and administrative expenses increased $22,000, or 3%, to $829,000 for the year ended December 31, 2013, compared to $807,000 for the year ended December 31, 2012. The increase was primarily due to an increase in state franchise and income taxes and accounting fees, partially offset by a decrease in director and officer insurance premiums and computer software license fees for the year ended December 31, 2013. Our primary general and administrative expense items are legal and accounting fees, state franchise and income taxes, transfer agent fees and license and other fees.
Property Operating Expenses - Property operating expenses increased $43,000, or 7%, to $681,000 for the year ended December 31, 2013, compared to $638,000 for the year ended December 31, 2012. The increase was primarily due to increased property tax expenses for the year ended December 31, 2013. The primary property operating expense items are property taxes, property repairs and maintenance and insurance.
Property Management Expenses - Property management expenses increased $22,000, or 6%, to $401,000 for the year ended December 31, 2013, compared to $379,000 for the year ended December 31, 2012. Pursuant to the property management agreement with our property manager, we are required to pay our property manager a property management fee in an amount of 3% of gross revenues. The increase in our property management fees was primarily due to an increase in our rental and tenant reimbursement income related to the three properties acquired subsequent to December 31, 2012.
Acquisition Related Expenses - Acquisition related expenses were $325,000 for the year ended December 31, 2013 resulting from the acquisition of three properties during the year. There were no acquisition related expenses during the year ended December 31, 2012.
Depreciation and Amortization Expenses - Depreciation and amortization expenses remained relatively constant, increasing $52,000, or 1%, to $4.6 million for the year ended December 31, 2013, compared to $4.5 million for the year ended December 31, 2012. The increase was due to additional depreciation and amortization expenses recorded from the acquisition of $6.7 million of real estate assets during the year ended December 31, 2013.
Other Income - Other income increased $131,000 to $140,000 for the year ended December 31, 2013, compared to $9,000 for the year ended December 31, 2012. The increase was primarily due to recognition of other income in the year ended December 31, 2013 resulting from a favorable settlement issued by a tax court in response to a property tax appeal.
Interest Expense - Interest expense decreased $186,000, or 3%, to $6.1 million for the year ended December 31, 2013, compared to $6.2 million for the year ended December 31, 2012. The decrease was primarily due to the refinancing of one note payable during the year ended December 31, 2012, which decreased the interest rate to 2.54% from 8.68%, combined with the repayment of $1.9 million on the Lines of Credit in the year ended December 31, 2012.
Income from Discontinued Operations - There was no income from discontinued operations for the the year ended December 31, 2013, compared to $3.8 million for the year ended December 31, 2012. During the year ended December 31, 2012, we sold five properties resulting in a gain of $3.7 million. These properties had no operations during the year ended December 31, 2013. See Note 6 to our consolidated financial statements in this Annual Report on Form 10-K for further discussion.

Portfolio Information
As of December 31, 2013, we owned 39 properties located in 19 states, which were 100% leased to single-tenant retail and commercial tenants with a weighted average lease term remaining of 7.4 years.
As of December 31, 2013, our five highest tenant concentrations, based on annualized gross rental revenue, were as follows:

			2013 Gross	Percentage of
	Total	Leased	Annualized	2013 Gross
	Number	Square	Rental Revenue	Annualized
Tenant	of Leases	Feet	(in thousands)	Rental Revenue
Rite Aid - drugstore	11	136,366	$3,286	26%
Lowe’s - home and garden	2	256,902	1,617	13%
Vanguard - automotive	1	23,360	1,306	10%
Gander Mountain - sporting goods	1	88,492	1,147	9%
CVS - drugstore	4	45,968	1,087	8%
	19	551,088	$8,443	66%
As of December 31, 2013, our five highest tenant industry concentrations, based on annualized gross rental revenue, were as follows:

			2013 Gross	Percentage of
	Total	Leased	Annualized	2013 Gross
	Number	Square	Rental Revenue	Annualized
Industry	of Leases	Feet	(in thousands)	Rental Revenue
Drugstore	19	235,070	$5,140	40%
Home and garden	9	364,074	2,693	21%
Automotive	2	30,741	1,439	11%
Electronics and appliances	4	95,150	1,252	10%
Sporting goods	1	88,492	1,147	9%
	35	813,527	$11,671	91%
As of December 31, 2013, our five highest geographic concentrations, based on annualized gross rental revenue, were as follows:

			2013 Gross	Percentage of
	Total	Rentable	Annualized	2013 Gross
	Number	Square	Rental Revenue	Annualized
Location	of Properties	Feet	(in thousands)	Rental Revenue
Texas	8	331,995	$3,760	29%
Georgia	1	23,360	1,306	10%
Ohio	6	61,911	1,050	8%
South Carolina	2	27,637	755	6%
Arkansas	1	126,405	755	6%
	18	571,308	$7,626	59%
For more information on our portfolio diversification and statistics, see “Item 2. Properties” above.

Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001369999 per share (which equates to an annualized rate of 5% based on an assumed share price of $10.00 per share, or 7.6% based on the most recent estimated value of $6.55 per share), for stockholders of record as of the close of business on each day of the period, commencing on January 1, 2013 and ending on April 30, 2014 (subject to earlier completion of the Offer).
During each of the years ended December 31, 2013 and 2012, we paid distributions of $5.0 million, which were fully funded with net cash provided by operations.
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
For all of these reasons, we believe FFO and MFFO, in addition to net income and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful in understanding the various ways in which our management evaluates the performance of our real estate portfolio over time. However, not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. FFO and MFFO should not be considered alternatives to net income or to cash flows from operating activities, and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs.
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

FFO and MFFO are influenced by the timing of acquisitions and the operating performance of our real estate investments. Our calculations of FFO and MFFO and reconciliation to net income, which is the most directly comparable GAAP financial measure, are presented in the table below for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012
NET INCOME	$737	$4,049
Depreciation of real estate assets	3,098	3,036
Amortization of lease related costs	1,468	1,478
Depreciation and amortization of real estate assets from discontinued operations	—	304
Gain on sale of real estate assets	—	(3,715)
Funds From Operations (FFO)	5,303	5,152
Acquisition related expenses	325	—
Modified Funds From Operations (MFFO)	$5,628	$5,152
Set forth below is additional information that may be helpful in assessing our operating results:

•
In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recorded additional rental income of $7,000 during the year ended December 31, 2013 and reductions to rental income of $48,000 during the year ended December 31, 2012.

•	Amortization of deferred financing costs totaled $555,000 and $514,000 during the years ended December 31, 2013 and 2012, respectively.
Liquidity and Capital Resources
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions and monthly interest and principal payments on current and any future indebtedness. We expect to meet our short-term liquidity requirements through net cash provided by operations. During the year ended December 31, 2013, we executed two lease amendments extending the non-cancelable lease terms by five and ten years, respectively. In accordance with lease amendments, we are obligated to fund up to $1.1 million of capital improvements. We expect to fund these amounts with borrowings from the Lines of Credit and a portion of the $2.0 million of restricted cash that is held by lenders in escrow accounts primarily for reimbursement of tenant and capital improvements, leasing commissions and repairs and maintenance for certain properties. Subsequent to the year ended December 31, 2013, we extended the maturity dates on both of the Lines of Credit to March 2015. The Lines of Credit had total available borrowings of $2.6 million as of December 31, 2013.
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
As of December 31, 2013, we had cash and cash equivalents of $652,000, which we expect to be used primarily to pay operating expenses, interest and principal on our indebtedness and stockholder distributions. In addition, we had restricted cash of $2.0 million held by lenders in escrow accounts for tenant and capital improvements, leasing commissions, repairs and maintenance and other lender reserves for certain properties.

As of December 31, 2013, we had $85.9 million of debt outstanding, including $79.6 million of Fixed Rate Notes, a $6.0 million Variable Rate Note and $300,000 of borrowings on the Lines of Credit. The Fixed Rate Notes have interest rates ranging from 5.27% to 6.96%, with a weighted average interest rate of 6.53%, and mature on various dates from March 2015 through September 2017. The Variable Rate Note had an interest rate of 2.54% at December 31, 2013 and matures in December 2015. Our debt leverage ratio, which is the ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 52%, and our outstanding debt has a weighted average remaining term to maturity of 1.5 years.
Our contractual obligations as of December 31, 2013 are as follows (in thousands):

	Payments due by period(1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - fixed rate notes (2)	$79,906	$1,054	$77,174	$1,678	$—
Interest payments - fixed rate notes (2)	7,936	5,303	2,566	67	—
Principal payments - variable rate note	6,000	—	6,000	—	—
Interest payments - variable rate note (3)	324	158	166	—	—
Total	$94,166	$6,515	$85,906	$1,745	$—

(1)
The table above does not include amounts due to our advisor or its affiliates pursuant to our advisory and property management agreements because such amounts are not fixed and determinable. In addition, the table does not include amounts due to tenants for tenant and capital improvements pursuant to the lease amendments discussed above because such amounts are not fixed and determinable.

(2)	Includes the amount outstanding on one of the Lines of Credit with an affiliate of Cole Advisors. Amortizing principal payments are included in the year the payments will be made.

(3)	The variable rate debt payment obligations in future periods were calculated using a forward curve analysis with an effective rate of 2.54%, which was the rate in effect as of December 31, 2013.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased $404,000, or 8%, to $5.6 million for the year ended December 31, 2013, compared to $5.2 million for the year ended December 31, 2012. The increase was primarily due to the decrease in net income of $3.3 million offset by the decrease in gain on sale of real estate assets of $3.7 million. See “— Results of Operations” above for a more complete discussion of the factors impacting our operating performance.
Investing Activities. During the year ended December 31, 2013, net cash used in investing activities was $7.3 million, compared to $6.5 million of net cash provided by investing activities during the year ended December 31, 2012, resulting in a change of $13.8 million. The change was primarily due to the acquisition of three properties for an aggregate purchase price of $6.7 million combined with a decrease in proceeds from the sale of real estate assets of $7.4 million. The proceeds related to the sale of five real estate assets during the year ended December 31, 2012, whereas no such proceeds were received during the year ended December 31, 2013.
Financing Activities. Net cash used in financing activities decreased $3.9 million, or 42%, to $5.5 million for the year ended December 31, 2013, compared to $9.4 million for the year ended December 31, 2012. The decrease was primarily due to the decrease in the repayment of notes payable and Lines of Credit of $9.5 million, offset by the decrease in proceeds from notes payable and Lines of Credit of $5.7 million for the year ended December 31, 2013 compared to the year ended December 31, 2012.
Election as a REIT
We are taxed as a REIT for federal income tax purposes under the Internal Revenue Code. To maintain our qualification as a REIT, we must continue to meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).

If we fail to maintain our qualification as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to maintain our qualification as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to maintain our qualification as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying consolidated financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been recorded in general and administrative expenses in our our accompanying consolidated statements of operations.
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
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 9 to our consolidated financial statements in this Annual Report on Form 10-K for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with Cole Advisors and its affiliates, whereby we have incurred debt, or have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, Cole Advisors or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, asset and property management fees, disposition fees, interest expense on affiliate lines of credit and reimbursement of certain operating costs. See Note 10 to our consolidated financial statements in this Annual Report on Form 10-K for a further explanation of the various related-party transactions, agreements, and fees.
Reclassifications
Certain prior year balances have been reclassified in the consolidated statements of operations to separately present other income and interest expense.
Subsequent Events
Certain events occurred subsequent to December 31, 2013 through the filing date of this Annual Report on Form 10-K. Refer to Note 15 to our consolidated financial statements included in this Annual Report on Form 10-K for further explanation.
Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off Balance Sheet Arrangements
As of December 31, 2013 and 2012, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

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
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2013.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2013, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.
Changes in Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.

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
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Cole Credit Property Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cole Credit Property Trust, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 28, 2014

COLE CREDIT PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Investment in real estate assets:
Land	$43,175	$42,017
Buildings and improvements, less accumulated depreciation of $25,782 and $22,684, respectively	78,885	76,943
Intangible lease assets, less accumulated amortization of $12,821 and $11,342, respectively	8,165	8,795
Total investment in real estate assets, net	130,225	127,755
Cash and cash equivalents	652	7,788
Restricted cash	2,327	2,073
Rents and tenant receivables, prepaid expenses and other assets	1,273	1,402
Deferred financing costs, less accumulated amortization of $2,217 and $1,662, respectively	812	1,367
Total assets	$135,289	$140,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$85,606	$86,322
Lines of credit with affiliate	300	—
Accounts payable and accrued expenses	662	769
Due to affiliates	39	32
Acquired below market lease intangibles, less accumulated amortization of $1,802 and $1,604, respectively	395	593
Distributions payable	429	427
Deferred rent	517	592
Total liabilities	87,948	88,735
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 10,090,951 shares issued and outstanding	101	101
Capital in excess of par value	90,424	90,424
Accumulated distributions in excess of earnings	(43,184)	(38,875)
Total stockholders’ equity	47,341	51,650
Total liabilities and stockholders’ equity	$135,289	$140,385
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2013	2012
Revenues:
Rental and other property income	$13,003	$12,448
Tenant reimbursement income	452	389
Total revenue	13,455	12,837

Expenses:
General and administrative expenses	829	807
Property operating expenses	681	638
Property management expenses	401	379
Acquisition related expenses	325	—
Depreciation	3,098	3,036
Amortization	1,468	1,478
Total operating expenses	6,802	6,338
Operating income	6,653	6,499

Other income (expense):
Other income	140	9
Interest expense	(6,056)	(6,242)
Total other expense	(5,916)	(6,233)
Income from continuing operations	737	266

Discontinued operations:
Income from operations	—	68
Gain on sale of discontinued operations	—	3,715
Income from discontinued operations	—	3,783

Net income	$737	$4,049

Weighted average number of common shares outstanding:
Basic and diluted	10,090,951	10,090,951

Income from continuing operations per common share:
Basic and diluted	$0.07	$0.03

Income from discontinued operations per common share:
Basic and diluted	$—	$0.37

Net income per common share:
Basic and diluted	$0.07	$0.40
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2012	10,090,951	$101	$90,424	$(37,879)	$52,646
Distributions	—	—	—	(5,045)	(5,045)
Net income	—	—	—	4,049	4,049
Balance, December 31, 2012	10,090,951	101	90,424	(38,875)	51,650
Distributions	—	—	—	(5,046)	(5,046)
Net income	—	—	—	737	737
Balance, December 31, 2013	10,090,951	$101	$90,424	$(43,184)	$47,341
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income	$737	$4,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,098	3,243
Amortization of intangible lease assets and below market lease intangibles, net	1,281	1,446
Amortization of deferred financing costs	555	514
Gain on sale of real estate assets	—	(3,715)
Changes in assets and liabilities:
Rents and tenant receivables, prepaid expenses and other assets	129	(188)
Accounts payable and accrued expenses	(107)	(58)
Deferred rent	(75)	(53)
Due to affiliates	7	(17)
Net cash provided by operating activities	5,625	5,221
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(7,047)	(180)
Proceeds from sale of real estate assets	—	7,377
Change in restricted cash	(254)	(677)
Net cash (used in) provided by investing activities	(7,301)	6,520
Cash flows from financing activities:
Distributions to investors	(5,044)	(5,047)
Proceeds from notes payable	—	6,000
Repayment of notes payable	(716)	(8,255)
Proceeds from lines of credit with affiliates	300	—
Repayment of lines of credit with affiliates	—	(1,935)
Deferred financing costs paid	—	(197)
Net cash used in financing activities	(5,460)	(9,434)
Net (decrease) increase in cash and cash equivalents	(7,136)	2,307
Cash and cash equivalents, beginning of period	7,788	5,481
Cash and cash equivalents, end of period	$652	$7,788

Supplemental disclosures of non-cash investing and financing activities:
Distributions declared and unpaid	$429	$427
Notes payable assumed by buyer in real estate disposition	$—	$14,933
Supplemental cash flow disclosures:
Interest paid	$5,503	$6,401
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust, Inc. (the “Company”) is a Maryland corporation that was formed on March 29, 2004 which has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. The Company is the sole general partner of, and owns, directly or indirectly, 100% of the partnership interest in, Cole Operating Partnership I, LP, a Delaware limited partnership (“Cole OP I”). The Company is externally managed by Cole Advisors, which was, prior to the ARCP Merger (as defined below), indirectly owned by Cole Real Estate Investments, Inc. (“Cole”, formerly known as “Cole Credit Property Trust III, Inc.”), as a result of Cole acquiring Cole Holdings Corporation (“CHC”) on April 5, 2013 pursuant to a transaction whereby CHC merged with and into CREInvestments, LLC (“CREI”), a wholly-owned subsidiary of Cole. On February 7, 2014, American Realty Capital Properties, Inc. (“ARCP”) acquired Cole pursuant to a transaction whereby Cole merged with and into Clark Acquisition, LLC, a wholly-owned subsidiary of ARCP (“Clark Merger Sub”), with Clark Merger Sub surviving as a wholly-owned subsidiary of ARCP (the “ARCP Merger”). ARCP is a self-managed publicly traded Maryland corporation listed on The NASDAQ Global Select Market, focused on acquiring and owning single tenant freestanding commercial properties subject to net leases with high credit quality tenants. As a result of the ARCP Merger, ARCP indirectly owns and/or controls the Company’s external advisor, Cole Advisors, the Company’s dealer manager, Cole Capital Corporation (“CCC”), the Company’s property manager, Cole Realty Advisors, LLC (“Cole Realty”), and the Company’s sponsor, Cole Capital™, as discussed in Note 15.
On March 17, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), among the Company, ARCP and Desert Acquisition, Inc., a Delaware corporation and direct wholly-owned subsidiary of ARCP (“Desert Merger Sub”), pursuant to which, among other things, Desert Merger Sub will commence a cash tender offer (the “Offer”) to purchase all of the outstanding shares of the Company’s common stock. Following the expiration of the Offer, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement and, if necessary, exercise of the top-up option provided for in the Merger Agreement, the Company will merge with and into Desert Merger Sub, with Desert Merger Sub surviving as a direct wholly-owned subsidiary of ARCP (the “CCPT Merger”). See Note 15 for a further explanation of the Offer and the CCPT Merger.
As of December 31, 2013, the Company owned 39 properties comprising 956,000 square feet of single-tenant retail and commercial space located in 19 states. As of December 31, 2013, these properties were 100% leased.
The Company’s stock is not currently listed on a national securities exchange. In the event the Company does not complete the CCPT Merger and does not list its stock for trading on a national securities exchange prior to February 1, 2016, its charter requires that it either: (1) seek stockholder approval of an extension or amendment of this listing deadline; or (2) seek stockholder approval to adopt a plan of liquidation.
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
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances have been reclassified in the consolidated statements of operations to separately present other income and interest expense.
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

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment losses were recorded during the years ended December 31, 2013 and 2012.
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
When a real estate asset is identified by the Company as held for sale, the Company ceases depreciation and amortization of the assets related to the property and estimates the fair value, net of selling costs. If, in management’s opinion, the fair value of the asset, net of selling costs, is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2013 or 2012.
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
Sale of Real Estate Assets
Gains on the sale of real estate assets are recognized by the full accrual method when the following criteria are met: (1) the gain is determinable, that is, the collectability of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (2) the earnings process is virtually complete, that is, the Company is not obligated to perform significant activities after the sale to earn the gain.
Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. The Company considers investments in highly liquid money market accounts to be cash equivalents.
Restricted Cash
As of December 31, 2013, $2.0 million was included in restricted cash, which was held by lenders in escrow accounts primarily for tenant and capital improvements, leasing commissions and repairs and maintenance for certain properties, in accordance with the respective lender’s loan agreement. In addition, as of December 31, 2013, the Company had $284,000 in restricted cash held by lenders in a lockbox account. As part of certain debt agreements, rents from the encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess funds are disbursed to the Company.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Rents and Tenant Receivables
Rents and tenant receivables primarily include amounts to be collected in future periods related to the recognition of rental income on a straight-line basis over the lease term and cost recoveries due from tenants. The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy, if any, are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income or loss is directly affected by management’s estimate of the collectability of accounts receivable. The Company records allowances for those balances that the Company deems to be uncollectible, including any amounts relating to straight-line rent receivables. As of December 31, 2013 and 2012, no balances were deemed uncollectible and no allowances were recorded.
Prepaid Expenses
Prepaid expenses include expenses paid as of the balance sheet date that relate to future periods and will be expensed or reclassified to another account during the period to which the costs relate. Any amounts with no future economic benefit are charged to earnings when identified.
Deferred Financing Costs
Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. If a note payable is prepaid, any unamortized deferred financing costs related to the note payable would be expensed. Amortization of deferred financing costs, including any write-offs, for the years ended December 31, 2013 and 2012 was $555,000 and $514,000, respectively, and was included in interest expense in the consolidated statements of operations.
Revenue Recognition
Certain properties have leases where minimum rental payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred.
Income Taxes
The Company currently qualifies as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company will generally not be subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and so long as it, among other things, distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company maintains its qualification for taxation as a REIT, it or its subsidiaries may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Concentration of Credit Risk
As of December 31, 2013, the Company had cash on deposit, including restricted cash, at two financial institutions in which the Company had deposits in excess of federally insured levels, totaling $2.5 million; however, the Company has not experienced any losses in such accounts. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2013, three tenants in the drugstore industry, three tenants in the home and garden industry, two tenants in the automotive industry and two tenants in the electronics and appliances industry accounted for 40%, 21%, 11% and 10%, respectively, of the Company’s 2013 gross annualized rental revenues. One tenant in the drugstore industry, one tenant in the home and garden industry and one tenant in the automotive industry accounted for 26%, 13% and 10%, respectively, of the Company’s 2013 gross annualized rental revenues. Additionally the Company has certain geographic concentration in its property holdings. In particular, as of December 31, 2013, eight of the Company’s properties were located in Texas and one property was located in Georgia, accounting for 29% and 10%, respectively, of the Company’s 2013 gross annualized rental revenues.
Redemptions of Common Stock
The Company’s share redemption program provides that the Company’s board of directors must determine at the beginning of each fiscal year the maximum amount of shares that the Company may redeem during that year. The Company’s board of directors determined that no amounts were to be made available for redemption during the year ended December 31, 2013.
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
Interest
Interest is charged to interest expense as it accrues. No interest costs were capitalized during the years ended December 31, 2013 or 2012.
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
 Recent Accounting Pronouncements
In February 2013, the U.S. Financial Accounting Standards Board issued Accounting Standards Update 2013-02 Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which amends the reporting requirements for comprehensive income pertaining to the reclassification of items out of accumulated other comprehensive income. ASU 2013-02 was effective for the Company beginning January 1, 2013. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements because the Company did not have items of other comprehensive income.
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
Notes payable and lines of credit – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the Company’s debt was $88.6 million and $89.6 million as of December 31, 2013 and 2012, respectively, compared to the carrying value of $85.9 million and $86.3 million as of December 31, 2013 and 2012, respectively. The fair value of the Company’s debt is estimated using Level 2 inputs.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for on disposition of the financial assets and liabilities. As of December 31, 2013 and 2012, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
NOTE 4 — REAL ESTATE ACQUISITIONS
During the year ended December 31, 2013, the Company acquired a 100% interest in three commercial properties for an aggregate purchase price of $6.7 million (the “2013 Acquisitions”). The Company purchased the 2013 Acquisitions with net cash proceeds from the sale of five properties during the year ended December 31, 2012. The Company allocated the purchase price of the 2013 Acquisitions to the fair value of the assets acquired. The following table summarizes the purchase price allocations (in thousands):

December 31, 2013
Land	$1,158
Building and improvements	4,723
Acquired in-place leases	732
Acquired above market leases	117
Total purchase price	$6,730
The Company recorded revenue of $453,000 and a net loss of $52,000 for the year ended December 31, 2013 related to the 2013 Acquisitions. In addition, the Company recorded $325,000 of acquisition related expenses for the year ended December 31, 2013.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes selected financial information of the Company as if the 2013 Acquisitions were completed on January 1, 2012 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
Pro forma basis (unaudited):	2013	2012
Revenue	$13,633	$14,465
Net income	$1,358	$4,039
The unaudited pro forma information for the year ended December 31, 2013 was adjusted to exclude acquisition related expenses recorded during such period relating to the 2013 Acquisitions. These expenses were recognized in the unaudited pro forma information for the year ended December 31, 2012. The unaudited pro forma revenue presented for the year December 31, 2012 includes revenue related to properties sold in 2012, as discussed in Note 6 below. The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2012, nor does it purport to represent the results of future operations.
NOTE 5 — INTANGIBLE LEASE ASSETS
Intangible lease assets consisted of the following (in thousands, except weighted average life amounts):

	As of December 31,
	2013	2012
In-place leases, net of accumulated amortization of $12,765 and $11,297,
respectively (with a weighted average life remaining of 7.4 and 7.1 years, respectively)	$8,029	$8,765
Acquired above market leases, net of accumulated amortization of $56 and $45,
respectively (with a weighted average life remaining of 9.8 and 5.8 years, respectively)	136	30
	$8,165	$8,795
Amortization expense related to the in-place lease assets for each of the years ended December 31, 2013 and 2012 was $1.5 million. Amortization expense related to the acquired above market lease assets for the years ended December 31, 2013 and 2012 was $11,000 and $6,000, respectively, and was recorded as a reduction to rental and other property revenue in the consolidated statements of operations.
Estimated amortization of the intangible lease assets as of December 31, 2013 for each of the five succeeding fiscal years is as follows (in thousands):

	Amortization of
Year Ending December 31,	In-Place Leases	Above Market Leases
2014	$1,239	$15
2015	$1,091	$15
2016	$1,034	$10
2017	$996	$10
2018	$890	$10
NOTE 6 — DISCONTINUED OPERATIONS
No properties were sold during the year ended December 31, 2013. During the year ended December 31, 2012, the Company sold five properties (the “2012 Sold Properties”) for an aggregate sales price of $23.0 million. Upon completion of the sales, $14.9 million of loans collateralized by these properties were assumed by the respective buyers. No disposition fees were paid to Cole Advisors or its affiliates in connection with the sale of the 2012 Sold Properties.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The 2012 Sold Properties resulted in net cash proceeds of $7.4 million and a gain of $3.7 million. Revenue related to the 2012 Sold Properties was $977,000 for the year ended December 31, 2012. Results of the 2012 Sold Properties have been presented as discontinued operations in the Company’s consolidated statements of operations for the year ended December 31, 2012. Subsequent to the sales, the Company had no continuing involvement with these properties.
As of the respective closing dates of the 2012 Sold Properties, the major classes of assets and liabilities of these properties included net total investment in real estate assets of $18.5 million and mortgage notes payable of $14.9 million. In connection with the 2012 Sold Properties, $91,000 of deferred financing costs were written off as a reduction in the gain on sale.
NOTE 7 — NOTES PAYABLE AND LINES OF CREDIT
As of December 31, 2013, the Company had $85.9 million of debt outstanding, consisting of $79.6 million fixed rate mortgage loans (the “Fixed Rate Notes”), a $6.0 million variable rate mortgage loan (the “Variable Rate Note”) and $300,000 of borrowings on one of the Company’s two revolving lines of credit with an affiliate of Cole Advisors (the “Lines of Credit”). The Fixed Rate Notes have interest rates ranging from 5.27% to 6.96%, with a weighted average interest rate of 6.53%, and mature on various dates from March 2015 through September 2017, with a weighted average remaining term of 1.5 years. The Variable Rate Note had an interest rate of 2.54% at December 31, 2013 and matures in December 2015. The Lines of Credit provide for total borrowings of up to $2.9 million and both were scheduled to mature on March 31, 2014. Subsequent to December 31, 2013, the Company extended the maturity dates on both of the Lines of Credit to March 31, 2015. The Lines of Credit bear interest at a fixed rate of 5.75%. During the year ended December 31, 2013, the Company borrowed $300,000 on one of the Lines of Credit and repaid $716,000 in monthly principal payments on the Fixed Rate Notes. The aggregate balance of gross real estate and related assets, net of gross intangible lease liabilities, securing the debt outstanding was $156.4 million as of December 31, 2013.
Each of the mortgage notes payable and Lines of Credit are secured by the respective properties and their related leases on which the debt was placed. The mortgage notes and Lines of Credit are generally non-recourse to the Company and Cole OP I, but both are liable for customary non-recourse carve-outs. The mortgage notes payable and Lines of Credit contain customary default provisions. Generally, upon the occurrence of an event of default, interest on the mortgage notes will accrue at an annual default interest rate equal to the lesser of (1) the maximum rate permitted by applicable law, or (2) the then-current interest rate plus a percentage specified in the respective loan agreement. Certain mortgage notes payable contain customary affirmative, negative and financial covenants, such as requirements for minimum net worth, debt service coverage ratios, limitations on leverage ratios and variable rate debt. Based on the Company’s analysis and review of its results and related requirements, the Company believes it was in compliance with the covenants of such mortgage notes payable as of December 31, 2013.
In the event that a mortgage note is not paid off on the respective maturity date, certain mortgage notes include hyper-amortization provisions. Under the hyper-amortization provisions, the individual mortgage note maturity date will be extended by 20 years. During the hyper-amortization period, the lender will apply 100% of the rents collected from the property collateralizing the note to the following items in the order indicated: (1) payment of accrued interest at the original fixed interest rate, (2) all payments for escrow or reserve accounts, (3) any operating expenses of the property pursuant to an approved annual budget and (4) any extraordinary operating or capital expenses. The balance of the rents collected will be applied to the following items in such order as the lender may determine: (1) any other amounts due in accordance with the loan document, (2) the reduction of the principal balance of the mortgage note and (3) interest accrued at the “Revised Interest Rate” but not previously paid. As used herein, the Revised Interest Rate means an interest rate equal to the greater of (i) the initial fixed interest rate as stated in the loan agreement plus 2.0% per annum or (ii) the then current Treasury Constant Maturity Yield Index, as defined in the loan agreement, plus 2.0% per annum. As of December 31, 2013, the Company did not have any amounts outstanding under notes payable that were extended with hyper-amortization provisions. During the year ended December 31, 2012, the Company repaid in full, without premium or penalty, the remaining $4.3 million outstanding balance under one note payable with hyper-amortization provisions.
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

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the scheduled aggregate principal repayments for the five years subsequent to December 31, 2013 (in thousands):

For the year ending December 31,	Principal Repayments
2014	$1,054
2015	74,549
2016	8,625
2017	1,678
2018	—
Total	$85,906
NOTE 8 — ACQUIRED BELOW MARKET LEASE INTANGIBLES
Acquired below market lease intangibles consisted of the following (in thousands, except weighted average life amounts):

	As of December 31,
	2013	2012
Acquired below market leases, net of accumulated amortization of $1,802 and
$1,604, respectively (with a weighted average life remaining of 3.4 and 3.6 years, respectively)	$395	$593
Amortization of the intangible lease liabilities during each of the years ended December 31, 2013 and 2012 was $198,000 and was recorded as an addition to rental and other property income.
Estimated amortization of the intangible lease liability as of December 31, 2013 for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31,	Amortization of Below Market Leases
2014	$132
2015	$55
2016	$55
2017	$52
2018	$40
NOTE 9 — COMMITMENTS AND CONTINGENCIES
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
Lease Commitments
During the year ended December 31, 2013, the Company executed two lease amendments extending the non-cancelable lease terms by five and ten years, respectively. In accordance with the lease amendments, the Company is obligated to fund up to $1.1 million of capital improvements, of which the Company funded $324,000 as of December 31, 2013.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
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
If Cole Advisors provides substantial services, as determined by the Company, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors a financing coordination fee equal to 1% of the amount available under such financing; provided, however, that Cole Advisors shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors received such a fee. Financing coordination fees payable on loan proceeds from permanent financing will be paid to Cole Advisors as the Company acquires such permanent financing. However, no fees will be paid on loan proceeds from any lines of credit until such time as all net offering proceeds have been invested by the Company. No such fees were incurred by the Company during the year ended December 31, 2013. The Company incurred $60,000 for financing coordination fees during the year ended December 31, 2012.
The Company paid, and expects to continue to pay, Cole Realty, its property manager and an affiliate of the Company’s advisor, fees for the management and leasing of the Company’s properties. Property management fees are equal to 3% of gross revenues, and leasing fees are at prevailing market rates, not to exceed the greater of $4.50 per square foot or 7.5% of the total lease obligation. During the years ended December 31, 2013 and 2012, the Company incurred $401,000 and $417,000 for property management fees, respectively, of which $38,000 has been included within discontinued operations for the year ended December 31, 2012. As of December 31, 2013 and 2012, $39,000 and $32,000, respectively, of such costs had been incurred, but not paid, by the Company and are included in due to affiliates in the consolidated financial statements. Pursuant to a waiver of the leasing fee by Cole Realty, no leasing fees were incurred by the Company during the year ended December 31, 2013. The Company is not obligated to pay any amounts for such period. However, Cole Realty may elect to charge leasing fees in future periods at prevailing market rates.  No leasing fees were incurred by the Company during the year ended December 31, 2013.
Cole Realty, or its affiliates, also receives acquisition and advisory fees of up to 3% of the contract purchase price of each property. During the year ended December 31, 2013, the Company incurred $202,000 for acquisition fees. No such fees were incurred by the Company during the year ended December 31, 2012.
The Company is obligated to pay Cole Advisors an annualized asset management fee of up to 0.25% of the aggregate asset value of the Company’s assets. Pursuant to a waiver of the fee by Cole Advisors, no asset management fees were incurred by the Company during the years ended December 31, 2013 or 2012. The Company is not obligated to pay any amounts for such periods. However, Cole Advisors may elect to charge asset management fees in future periods up to the 0.25% fee.
If Cole Advisors, or its affiliates, provides a substantial amount of services, as determined by the Company, in connection with the sale of one or more properties, the Company will pay Cole Advisors an amount up to 3% of the contract price of each asset sold. In no event will the combined disposition fee paid to Cole Advisors, its affiliates and unaffiliated third parties exceed the reasonable, customary and competitive amount for such services. In addition, after investors have received a return of their net capital contributions and a 7.5% annual cumulative, non-compounded return, then Cole Advisors is entitled to receive 20% of the remaining net sale proceeds. No such fees were incurred by the Company during the years ended December 31, 2013 or 2012 relating to the sale of properties.
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
The Company may reimburse Cole Advisors for expenses it incurs in connection with its provision of administrative services, including related personnel costs. The Company does not reimburse for personnel costs in connection with services for which Cole Advisors receives acquisition or disposition fees. Pursuant to a waiver by Cole Advisors, no such costs were incurred by the Company during the years ended December 31, 2013 or 2012.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2013, the Company had $300,000 outstanding on one of its two Lines of Credit with an affiliate of Cole Advisors and available borrowings of $2.6 million. Both of the Lines of Credit were scheduled to mature on March 31, 2014 and bear fixed interest rates of 5.75%. Subsequent to December 31, 2013, the Company extended the maturity dates on both of the Lines of Credit to March 31, 2015. No financing coordination fees were paid, or will be paid, to Cole Advisors or its affiliates in connection with the Lines of Credit. During the years ended December 31, 2013 and 2012, the Company incurred $5,000 and $84,000, respectively, of interest expense related to the Lines of Credit.
NOTE 11 — ECONOMIC DEPENDENCY
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
NOTE 12 — STOCKHOLDERS’ EQUITY
As of each of December 31, 2013 and 2012, the Company was authorized to issue 90,000,000 shares of common stock and 10,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. The Company’s board of directors may authorize additional shares of capital stock and amend their terms without obtaining stockholder approval.
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
The Company determines at the beginning of each fiscal year the maximum amount of shares that it may redeem during that year. The Company may use up to 1.0% of its annual cash flow to meet these redemption needs, including cash proceeds generated from new offerings, operating cash flow not intended for dividends, borrowings, and capital transactions such as asset sales or refinancings. During the years ended December 31, 2013 and 2012, the Company redeemed no shares under the share redemption program. Requests relating to approximately 248,000 shares remained unfulfilled as of December 31, 2013, representing approximately $1.6 million in unfulfilled requests, based on the most recent estimated value of our common stock of $6.55 per share.
In the event that the Company accepts redemption requests, except as described below for redemptions upon the death of a stockholder, the purchase price for the redeemed shares would equal the lesser of (1) the price actually paid for those shares or (2) either (i) $8.50 per share or (ii) 90.0% of the net asset value per share, as determined by the Company’s board of directors. Therefore, the share redemption price would be $5.90 per share based on the most recently disclosed estimated value of $6.55 per share as determined by the Company’s board of directors. The Company’s board of directors reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemption, or (4) otherwise amend the terms of the share redemption program.
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

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
NOTE 13 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the distributions the Company paid on a percentage basis for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
Character of Distributions (unaudited):	2013	2012
Ordinary dividends	45%	38%
Capital gain distributions	—%	43%
Nontaxable distributions	55%	19%
Total	100%	100%
As of December 31, 2013 and 2012, the tax basis carrying value of the Company’s land and depreciable real estate assets was $144.3 million and $140.3 million, respectively. During the years ended December 31, 2013 and 2012, the Company distributed as dividends to its shareholders 100% of its taxable income for federal income tax purposes. Accordingly, no provision for federal income taxes related to such taxable income was recorded on the Company’s financial statements. During the years ended December 31, 2013 and 2012, the Company incurred state and local income and franchise taxes of $118,000 and $97,000, respectively, which has been recorded in general and administrative expenses in the consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the years ended December 31, 2013 and 2012. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state jurisdictions, and is subject to routine examinations by the respective tax authorities.
NOTE 14 — OPERATING LEASES
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

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, assuming no exercise of renewal options, as of December 31, 2013, is as follows (in thousands):

Year Ending December 31,	Future Minimum Rental Income
2014	$12,679
2015	12,003
2016	11,641
2017	11,333
2018	10,493
Thereafter	36,258
$94,407
NOTE 15 — SUBSEQUENT EVENTS
Estimated Value Per Share
On January 31, 2013, the Company disclosed that its board of directors established an estimated value of the Company’s common stock, as of December 31, 2013, of $6.55 per share for purposes of assisting fiduciaries of plans subject to the annual reporting requirements of ERISA, and IRA trustees or custodians, in preparing reports relating to an investment in the Company’s shares.
Share Redemption Program
The Company’s share redemption program provides that the Company’s board of directors must determine at the beginning of each fiscal year the maximum amount of shares that the Company may redeem during that year. The Company’s board of directors has determined that the Company will not redeem any shares pursuant to its share redemption program during the year ending December 31, 2014.
Lines of Credit
Subsequent to December 31, 2013, the Company extended the maturity dates on both of its lines of credit with affiliates with available borrowings of $2.9 million from March 31, 2014 to March 31, 2015. Other than the extension of the maturity dates, the material terms of these lines of credit remain unchanged.
ARCP Merger
On February 7, 2014, ARCP acquired Cole pursuant to a transaction whereby Cole merged with and into the Clark Merger Sub, with Clark Merger Sub surviving as a wholly-owned subsidiary of ARCP. ARCP is a self-managed publicly traded Maryland corporation listed on The NASDAQ Global Select Market, focused on acquiring and owning single tenant freestanding commercial properties subject to net leases with high credit quality tenants. As a result of the ARCP Merger, ARCP indirectly owns and/or controls the Company’s external advisor, Cole Advisors, the Company’s dealer manager, CCC, the Company’s property manager, Cole Realty, and the Company’s sponsor, Cole Capital. Despite the indirect change of control that occurred for the Company’s advisor, dealer manager, property manager and sponsor as a result of the consummation of the ARCP Merger, such entities are expected to continue to serve in their respective capacities to the Company.
In connection with the ARCP Merger, Christopher H. Cole and Marc T. Nemer voluntarily resigned as members of the board of directors, effective as of February 7, 2014. These resignations were not a result of any disagreements with the Company on any matter relating to the Company’s operations, policies or practices. In connection with the resignations of Messrs. Cole and Nemer, the board of directors appointed Nicholas S. Schorsch and William M. Kahane as directors of the Company effective as of February 7, 2014 to fill the vacancies on the board of directors resulting from the resignations of Messrs. Cole and Nemer. Messrs. Schorsch and Kahane will each serve until the Company’s next annual meeting of stockholders and until his respective successor is duly elected and qualifies or until his earlier resignation or removal in accordance with the Company’s organizational documents and applicable law.
In addition, Mr. Cole stepped down from his roles as the chairman, president and chief executive officer of the Company, effective as of February 7, 2014. In connection with such resignation, the board of directors appointed Mr. Schorsch as chairman, president and chief executive officer of the Company effective as of February 7, 2014.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CCPT Merger Agreement
On March 17, 2014, the Company entered into the Merger Agreement among the Company, ARCP, and Desert Merger Sub pursuant to which, among other things, Desert Merger Sub will commence the Offer to purchase all of the outstanding shares of the Company’s common stock at a price of $7.25 per share in cash, without interest, subject to applicable tax withholding. If that number of shares of Company common stock which, together with any shares of Company common stock beneficially owned by ARCP or Desert Merger Sub, represents at least a majority of the shares of Company common stock outstanding as of immediately prior to the expiration of the Offer (as it may be extended pursuant to its terms) are validly tendered in the Offer and not validly withdrawn (the “Minimum Condition”), subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement and, if necessary, the exercise of the Top-Up Option described below, the Company will merge with and into Desert Merger Sub, with Desert Merger Sub surviving as a direct wholly-owned subsidiary of ARCP. In the CCPT Merger, each share of Company common stock not purchased in the Offer (other than shares held by ARCP, any of its subsidiaries or any wholly-owned subsidiaries of the Company, which will automatically be canceled and retired and will cease to exist) will be converted into the right to receive the same cash consideration paid in the Offer.
Pursuant to the terms of the Merger Agreement, beginning on the date of the Merger Agreement and continuing until 11:59 p.m. (New York City time) on April 16, 2014, the Company and its representatives have the right (acting under the direction of the Company’s board of directors or any committee thereof) to initiate, solicit and encourage any alternative acquisition proposals from third parties, and to provide non-public information to and engage in discussions with third parties with respect to acquisition proposals.
Completion of the Offer is subject to various conditions, including the satisfaction of the Minimum Condition, the accuracy of the Company’s representations and warranties (subject to customary qualifications), the Company’s material compliance with its covenants and agreements contained in the Merger Agreement, receipt of certain third party consents and the absence of any Company Material Adverse Effect (as defined in the Merger Agreement) with respect to the Company’s business. The Offer is not subject to a financing condition. The closing of the CCPT Merger is subject to various additional conditions, including, if required under Maryland law, approval of the Merger Agreement by the Company’s stockholders. The Merger Agreement includes certain termination rights for both the Company and ARCP and provides that, in connection with the termination of the Merger Agreement, under specified circumstances, the Company may be required to pay ARCP a termination fee in the amount of $1.463 million and reimburse ARCP’s transaction expenses in an amount up to $500,000.
If, after completion of the Offer, ARCP, Desert Merger Sub and their respective subsidiaries own at least 90% of the outstanding shares of Company common stock, the CCPT Merger will be consummated in accordance with the “short-form” merger provisions under Maryland law without the approval of the CCPT Merger by the Company’s stockholders. If, after completion of the Offer, ARCP, Desert Merger Sub and their respective subsidiaries own less than 90% of the outstanding shares of Company Common Stock, Desert Merger Sub will have the right to exercise an irrevocable option (the “Top-Up Option”) granted to it by the Company under the Merger Agreement to purchase from the Company that number of additional shares of Company common stock that will result in ARCP, Desert Merger Sub and their respective subsidiaries owning one share more than 90% of the outstanding shares of Company common stock (after giving effect to the issuance of shares pursuant to the Top-Up Option). Following the issuance of shares of Company common stock to Desert Merger Sub pursuant to the Top-Up Option, the CCPT Merger will be consummated in accordance with the short-form merger provisions under Maryland law without the approval of the CCPT Merger by the Company’s stockholders.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of March, 2014.

Cole Credit Property Trust, Inc.

By:	/s/ D. KIRK MCALLASTER, JR.
D. Kirk McAllaster, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NICHOLAS S. SCHORSCH	Chairman, Chief Executive Officer and President	March 28, 2014
Nicholas S. Schorsch	(Principal Executive Officer)

/s/ D. KIRK MCALLASTER, JR.	Director and Executive Vice President, Chief Financial	March 28, 2014
D. Kirk McAllaster, Jr.	Officer and Treasurer (Principal Financial Officer)

/s/ SIMON J. MISSELBROOK	Senior Vice President of Accounting	March 28, 2014
Simon J. Misselbrook	(Principal Accounting Officer)

/s/ ROBIN A. FERRACONE	Director	March 28, 2014
Robin A. Ferracone

/s/ WILLIAM M. KAHANE	Director	March 28, 2014
William M. Kahane

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of March 17, 2014, among American Realty Capital Properties, Inc., Desert Acquisition, Inc. and Cole Credit Property Trust, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K (File No. 000-51962), filed on March 21, 2014).

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 2.1 of the Company’s Form 10-SB (File No. 000-51962), filed on May 1, 2006).
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 2.2 to the Company’s Form 10-SB (File No. 000-51962), filed on May 1, 2006).
3.3	Amendment to Amended and Restated Bylaws of Cole Credit Property Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 000-51962), filed November 13, 2012).
3.4	Amendment No. 2 to Amended and Restated Bylaws of Cole Credit Property Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 000-51962), filed March 21, 2014).
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

10.6
Form of Indemnification Agreement between Cole Credit Property Trust, Inc. and each director (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K (File No. 000-51962) filed on March 13, 2014).

21.1	List of Subsidiaries (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 000-51962), filed on March 29, 2010).
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**
Certifications of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**
In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.