Form 10-K/A
period 2013-12-31
Cole Credit Property Trust Inc
filed 2014-04-30
CIK 1289272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-K/A
(Amendment No. 1)
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
As of April 29, 2014, there were 10,090,951 shares of common stock, par value of $0.01, of Cole Credit Property Trust, Inc. outstanding.
Documents Incorporated by Reference: None.

Explanatory Note
Cole Credit Property Trust, Inc. (the “Company,” “we,” “our,” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014 (the “Original Filing”). The purpose of this Amendment is to include Part III information, which was to be incorporated by reference from our definitive proxy statement for our 2014 Annual Meeting of Stockholders. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which would permit the Part III information to be incorporated in our Original Filing by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Annual Report on Form 10-K for the year ended December 31, 2013 because a definitive proxy statement containing such information will not be filed by us within 120 days after the end of the fiscal year covered by the Original Filing. The reference on the cover to the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Items 10, 11, 12, 13 and 14 of Part III of the Original Filing is hereby deleted. This Amendment hereby amends and restates the cover page and Part III, Items 10 through 14 in their entirety.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 and Part IV, Item 15, of the Original Filing are hereby amended and restated in their entirety, and new certifications have been included with this Amendment as required by Rule 13a-14(a) under the Exchange Act. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth certain information with respect to our current directors and executive officers. The term for each director expires at our next annual meeting of stockholders or until his or her successor is duly elected and qualifies. We are not aware of any family relationship among any of the directors or executive officers of the Company. Each director and executive officer has stated that there is no arrangement or understanding of any kind between him or her and any other person relating to his selection as a director or executive officer.

Name	Age *	Position(s)
Nicholas S. Schorsch	53	Chairman of the Board of Directors, Chief Executive Officer and President
D. Kirk McAllaster, Jr.	47	Executive Vice President, Chief Financial Officer and Treasurer
Robin A. Ferracone	60	Independent Director
William M. Kahane	66	Director

*	As of April 29, 2014.
Business and Background of the Company’s Directors and Executive Officers
Nicholas S. Schorch has served as the Company’s chairman, chief executive officer and president since February 2014. He has served as chief executive officer of Cole REIT Advisors, LLC (“CCPT I Advisors”) since February 2014. In addition, Mr. Schorsch serves in the following positions for certain other programs sponsored by Cole Capital and certain affiliates of Cole Capital:

Entity	Position(s)	Dates
Cole Corporate Income Trust, Inc. (“CCIT”). .	Chairman, chief executive officer and president	February 2014 – Present
Cole Corporate Income Advisors, LLC (“CCI Advisors”). . . . . . . . . . . . . . . . . . . . . . .	Chief executive officer	February 2014 – Present
Cole Credit Property Trust IV, Inc. (“CCPT IV”). . . . . . . . . . . . . . . . . . . . . . . . . . .	Chairman, chief executive officer and president	February 2014 – Present
Cole REIT Advisors IV, LLC (“CCPT IV Advisors”). . . . . . . . . . . . . . . . . . .	Chief executive officer	February 2014 – Present
Cole Real Estate Income Strategy (Daily NAV), Inc. (“Cole Income NAV Strategy”). . .	Chairman, chief executive officer and president	February 2014 – Present
Cole Real Estate Income Strategy (Daily NAV) Advisors, LLC (“Cole Income NAV Strategy Advisors”). . . . . . . . . . . . . . . . . . . . . .	Chief executive officer	February 2014 – Present
Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”). . . . . . . . . . . . . . . . . . . . . . . . . . . .	Chairman, chief executive officer and president	February 2014 – Present
Cole Corporate Income Advisors II, LLC (“CCI II Advisors”). . . . . . . . . . . . . . . . . . . . . .	Chief executive officer	February 2014 – Present
Cole Credit Property Trust V, Inc. (“CCPT V”). . . . . . . . . . . . . . . . . . . . . . . . . . .	Chairman, chief executive officer and president	February 2014 – Present
Cole REIT Advisors V, LLC (“CCPT V Advisors”). . . . . . . . . . . . . . . . . . . .	Chief executive officer	February 2014 – Present
Cole Capital Advisors, Inc. (“Cole Capital Advisors”). . . . . . . . . . . . . . . . .	Chief executive officer	February 2014 – Present
Cole Capital Corporation. . . . . . . . . . . . . . . . .	Director	February 2014 – Present
Mr. Schorsch also served as chairman of the board of directors of American Realty Capital Trust, Inc. (“ARCT”) from August 2007 until the close of ARCT’s merger with Realty Income Corporation in January 2013 and, until March 2012, the chief executive officer of ARCT, the ARCT advisor and the ARCT property manager since their formation in August 2007. Mr. Schorsch has served as chairman of American Realty Capital New York Recovery REIT, Inc. (“NYRR”) and the chief executive officer of NYRR, the NYRR property manager and the NYRR advisor since their formation in October 2009. Mr. Schorsch has served as the chief executive officer of the Phillips Edison – ARC Shopping Center REIT Inc. advisor since its formation in December 2009. Mr. Schorsch has been the chairman of American Realty Capital – Retail Centers of America, Inc. (“ARC RCA”) and the chief executive officer of ARC RCA and the ARC RCA advisor since their formation in July 2010 and May 2010, respectively. Mr. Schorsch has been the chairman and the chief executive officer of American Realty Capital Healthcare Trust, Inc. (“ARC HT”), the ARC HT advisor and the ARC HT property manager since their formation in August 2010. Mr. Schorsch has been chairman and the chief executive officer of Business Development Corporation of America (“BDCA”) since its formation in May 2010. Mr. Schorsch has been the chairman of American Realty Capital Daily Net Asset Value Trust, Inc. (“ARC DNAV”) and chief executive officer of ARC DNAV, the ARC DNAV advisor and the ARC DNAV property manager since their formation in September 2010. Mr. Schorsch also has been the chairman of American Realty Capital Properties, Inc. (“ARCP”) and chief executive officer of ARCP and the ARCP manager since their formation in December 2010 and November 2010, respectively. Mr. Schorsch served as chairman of American Realty Capital Trust III, Inc. (“ARCT III”) and chief executive officer of ARCT III, the ARCT III advisor and the ARCT III property manager from their formation in October 2010 until the close of ARCT III’s merger with ARCP in February 2013. Mr. Schorsch has been the chairman of American Realty Capital Global Trust, Inc. (“ARC Global”) and chief executive officer of ARC Global, the ARC Global advisor and the ARC Global property manager since their formation in July 2011, July 2011 and January 2012, respectively. He also served as chairman of American Realty Capital Trust IV, Inc. (“ARCT IV”) and the chief executive officer of ARCT IV, the ARCT IV advisor and the ARCT IV property manager from their formation in February 2012 until the close of ARCT IV’s merger with ARCP in January 2014. Mr. Schorsch also has served as the chairman of the board of directors of American Realty Capital Healthcare Trust II, Inc. (“ARC HT II”) since its formation in October 2012. Mr. Schorsch has served as the chairman of the board of directors and chief executive officer of ARC Realty Finance Trust, Inc. (“ARC RFT”) since its formation in November 2012 and as chief executive officer of the ARC RFT advisor since its formation in November 2012. Mr. Schorsch has served as chairman of the board of directors of American Realty Capital Trust V, Inc. (“ARCT V”) and as chief executive officer of ARCT V, the ARCT V advisor and the ARCT V property manager since their inception in January 2013. Mr. Schorsch has served as chief executive officer of the Phillips Edison – ARC Grocery Center REIT II, Inc. (“PE-ARC II”) advisor since July 2013. Mr. Schorsch has served as chairman of the board of directors of American Realty Capital Hospitality Trust, Inc. (“ARC HOST”) since August 2013 and as a member of the board of managers of the ARC HOST sub-property manager since August 2013. Mr. Schorsch has served as a director of American Energy Capital Partners, LP’s general partner since its formation in October 2013. Mr. Schorsch has served as executive chairman of the board of directors of RCS Capital Corporation (“RCS Capital”) since February 2013. Mr. Schorsch has served as the chairman and the chief executive officer of American Realty Capital New York City REIT, Inc. (“NYCR”), the NYCR advisor and the NYCR property manager since their formation in December 2013. From September 2006 to July 2007, Mr. Schorsch was chief executive officer of American Realty Capital, a real estate investment firm. Mr. Schorsch founded and formerly served as president, chief executive officer and vice chairman of American Financial Realty Trust (“AFRT”) from its inception as a real estate investment trust (“REIT”) in September 2002 until August 2006. AFRT was a publicly traded REIT (which was listed on the NYSE within one year of its inception) that invested exclusively in offices, operation centers, bank branches, and other operating real estate assets that are net leased to tenants in the financial services industry, such as banks and insurance companies. Through American Financial Resource Group (“AFRG”) and its successor corporation, AFRT, Mr. Schorsch executed in excess of 1,000 acquisitions, both in acquiring businesses and real estate property with transactional value of approximately $5 billion, while also operating offices in Europe that focused on sale and leaseback and other property transactions in Spain, France, Germany, Finland, Norway and the United Kingdom. In 2003, Mr. Schorsch received an Entrepreneur of the Year award from Ernst & Young. From 1995 to September 2002, Mr. Schorsch served as chief executive officer and president of AFRG, AFRT’s predecessor, a private equity firm founded for the purpose of acquiring operating companies and other assets in a number of industries. Prior to AFRG, Mr. Schorsch served as president of a non-ferrous metal product manufacturing business, Thermal Reduction. He successfully built the business through mergers and acquisitions and ultimately sold his interests to Corrpro (NYSE) in 1994.
Mr. Schorsch was selected to serve as chairman of our board of directors based upon his current experience as chairman, chief executive officer and president of CCPT IV, CCPT V, Cole Income NAV Strategy, CCIT and CCIT II, his current experience as chairman and chief executive officer of NYRR, ARC RCA, ARC HT, ARC DNAV, ARCP, ARC Global, ARC RFT, ARCT V, BDCA and NYCR, his current experience as chairman of ARC HT II and ARC HOST and executive chairman of RCS Capital Corporation, his previous experience as president, chief executive officer and vice chairman of AFRT and chairman and chief executive officer of ARCT, ARCT III and ARCT IV and his significant real estate acquisition experience.
D. Kirk McAllaster, Jr., has served as the Company’s executive vice president and chief financial officer since October 2007, as the Company’s treasurer since May 2011, and has been a director of the Company since May 2008. He has served as executive vice president and chief financial officer of CCPT I Advisors since February 2014, and he previously served as executive vice president and chief financial officer (REITs and real estate funds) of CCPT I Advisors from January 2012 until February 2014 and as executive vice president and chief financial officer of CCPT I Advisors from March 2007 until January 2012. In addition, Mr. McAllaster serves or served in the following positions for certain other programs sponsored by Cole Capital and certain affiliates of Cole Capital:

Entity	Position(s)	Dates
Cole Credit Property Trust II, Inc. (“CCPT II”). . . . . . . . . . . .	Executive vice president and chief financial officer	October 2007 – July 2013
	Treasurer	May 2011 – July 2013
	Executive vice president	June 2013 – February 2014
	Executive vice president, chief financial officer and treasurer	January 2008 – February 2014
	Secretary	January 2008 – November 2010
Cole REIT Advisors III, LLC (“CCPT III Advisors”). . . . . . .	Executive vice president and chief financial officer	February 2014 – Present
	Executive vice president and chief financial officer (REITs and real estate funds)	January 2012 – February 2014
	Executive vice president and chief financial officer	January 2008 – January 2012
CCIT. . . . . . . . . . . . . . . . . . . . .	Executive vice president, chief financial officer and treasurer	April 2010 – Present
	Secretary	April 2010 – August 2010; January 2011 – March 2011
CCI Advisors. . . . . . . . . . . . . . .	Executive vice president and chief financial officer	February 2014 – Present
	Executive vice president and chief financial officer (REITs and real estate funds)	January 2012 – February 2014
	Executive vice president and chief financial officer	April 2010 – January 2012
CCPT IV. . . . . . . . . . . . . . . . . .	Executive vice president, chief financial officer and treasurer	July 2010 – Present
CCPT IV Advisors. . . . . . . . . .	Executive vice president and chief financial officer	February 2014 – Present
	Executive vice president and chief financial officer (REITs and real estate funds)	January 2012 – February 2014
	Executive vice president and chief financial officer	July 2010 – January 2012
CCPT V. . . . . . . . . . . . . . . . . . .	Executive vice president, chief financial officer and treasurer	January 2013 – Present
CCPT V Advisors. . . . . . . . . . .	Chief financial officer	February 2014 – Present
	Executive vice president	December 2012 – Present
	Chief financial officer (REITs and real estate funds)	December 2012 – February 2014
Cole Income NAV Strategy. . . .	Executive vice president, chief financial officer and treasurer	July 2010 – Present
Cole Income NAV Strategy Advisors. . . . . . . . . . . . . . . . . .	Executive vice president and chief financial officer	February 2014 – Present
	Executive vice president and chief financial officer (REITs and real estate funds)	January 2012 – February 2014
	Executive vice president and chief financial officer	July 2010 – January 2012
CCIT II. . . . . . . . . . . . . . . . . . .	Executive vice president, chief financial officer and treasurer	March 2013 – Present
CCI II Advisors. . . . . . . . . . . . .	Executive vice president and chief financial officer	February 2014 – Present
	Executive vice president and chief financial officer (REITs and real estate funds)	February 2013 – February 2014
Cole Capital Partners, LLC. . . .	Executive vice president and chief financial officer	February 2014 – Present
	Executive vice president and chief financial officer (REITs and real estate funds)	January 2012 – February 2014
	Executive vice president and chief financial officer	March 2007 – January 2012
Cole Capital Advisors. . . . . . . .	Executive vice president and chief financial officer	February 2014 – Present
	Executive vice president and chief financial officer (REITs and real estate funds)	January 2012 – February 2014
	Executive vice president and chief financial officer	March 2007 – January 2012

Prior to joining Cole Capital and its affiliates in May 2003, Mr. McAllaster worked for six years with Deloitte & Touche LLP, most recently as audit senior manager. He has over 20 years of accounting and finance experience in public accounting and private industry. Mr. McAllaster received a B.S. from California State Polytechnic University – Pomona with a major in Accounting. He is a Certified Public Accountant licensed in the states of Arizona and Tennessee and is a member of the American Institute of CPAs and the Arizona Society of CPAs.
Robin A. Ferracone has served as an independent director of the Company since February 2014. Ms. Ferracone is founder and chief executive officer of Farient Advisors (“Farient”), an independent executive compensation and performance consulting firm. Prior to forming Farient in 2007, Ms. Ferracone was president of the Human Capital business of Mercer Human Resource Consulting (“Mercer”), a business which included talent and compensation consulting, software, and data services globally. Before that role, Ms. Ferracone was chairman of the U.S. West Region for Mercer’s parent company, Marsh & McLennan Companies, market leader and worldwide partner at Mercer, president and chairman of SCA Consulting, a firm she co-founded in 1985 and sold to Mercer in 2001, and strategy consultant at Booz Allen & Hamilton. With more than 30 years of consulting experience, Ms. Ferracone has advised clients in the areas of business and talent strategies, executive compensation, value management, and performance measurement. Ms. Ferracone is the author of “Fair Pay Fair Play: Aligning Executive Performance and Pay.” She is a frequent presenter for organizations such as the Council of Institutional Investors and the National Association of Corporate Directors, and testified before a Congressional sub-committee in Washington, D.C. regarding the salary of the President of the United States. In 2011, Ms. Ferracone was named to the NACD Director 100 as one of the most influential people in corporate governance and the boardroom. Ms. Ferracone has served as an independent director of ARC DNAV and as an independent trustee of American Real Estate Income Fund since May 2012. Ms. Ferracone served as an independent director of ARCT V from January 2013 until April 2013 and served as an independent director of ARCP from October 2012 until the close of its merger with ARCT III in February 2013. Ms. Ferracone is currently a member of the Duke University Board of Trustees, the PayScale Board (a venture-backed company), The Committee of 200, and the World Presidents’ Organization. Ms. Ferracone received an M.B.A. from the Harvard Business School, where she was a Baker Scholar, and a B.A. summa cum laude in Management Science and Economics from Duke University, where she was elected to Phi Beta Kappa. Ms. Ferracone was selected to serve as a director based upon her prior experience as an independent director and her extensive corporate governance and executive compensation consulting experience, which make her well qualified to serve as a member of the Company’s board of directors.
William M. Kahane has served as a director since February 2014. He has also served as a director of Cole Income NAV Strategy since February 2014. He has served as a director of Phillips Edison – ARC Shopping Center REIT Inc. (“PE-ARC”) since December 2009. Mr. Kahane has also served as a director of NYRR since its formation in October 2009 and also served as president and treasurer of NYRR since its formation in October 2009 until March 2012. He has been active in the structuring and financial management of commercial real estate investments for over 35 years. Mr. Kahane served as an executive officer and director of ARCT, the ARCT advisor and the ARCT property manager from their formation in August 2007 until the close of ARCT’s merger with Realty Income Corporation in January 2013. Mr. Kahane currently serves as a director of ARC RCA since its formation in July 2010 and also served as an executive officer of ARC RCA and the ARC RCA advisor until March 2012. Mr. Kahane currently serves as a director of ARC HT since its formation in August 2010 and also served as an executive officer of ARC HT, the ARC HT advisor and the ARC HT property manager until March 2012. Mr. Kahane served as an executive officer of ARCT III, the ARCT III advisor, and the ARCT III property manager from their formation in October 2010 until April 2012. Mr. Kahane served as an executive officer and director of ARC DNAV, the ARC DNAV advisor and the ARC DNAV property manager from their formation in September 2010 until March 2012. Mr. Kahane served as an executive officer and director of ARCP, and as an executive officer of the ARCP advisor from their formation in December 2010 and November 2010, respectively, until March 2012. Mr. Kahane was reappointed as a director of ARCP in February 2013. Mr. Kahane has served as a director of ARC HT II since March 2013. Mr. Kahane has served as a director of PE-ARC II since August 2013. Mr. Kahane has served as chief executive officer and a director of ARC HOST since August 2013. Mr. Kahane has also served as co-chief executive officer of the ARC HOST advisor and as chief executive officer of the ARC HOST property manager since August 2013. Mr. Kahane has served as a member of the board of managers of the ARC HOST sub-property manager since August 2013. Mr. Kahane has served as a director of American Energy Capital Partners, LP’s general partner since October 2013. Mr. Kahane has served as chief executive officer and a director of RCS Capital since February 2013. Mr. Kahane also has been an interested director of BDCA since its formation in May 2010 and, until March 2012, was chief operating officer. Mr. Kahane has served as a member of the investment committee of Aetos Capital Asia Advisors, a $3 billion series of opportunistic funds focusing on assets primarily in Japan and China, since 2008. Mr. Kahane began his career as a real estate lawyer practicing in the public and private sectors from 1974 to 1979 where he worked on the development of hotel properties in Hawaii and California. From 1981 to 1992, Mr. Kahane worked at Morgan Stanley & Co., specializing in real estate, including the lodging sector becoming a managing director in 1989. In 1992, Mr. Kahane left Morgan Stanley to establish a real estate advisory and asset sales business known as Milestone Partners which continues to operate and of which Mr. Kahane is currently the chairman. Mr. Kahane worked very closely with Mr. Schorsch while a trustee at AFRT (April 2003 to August 2006), during which time Mr. Kahane served as chairman of the finance committee of AFRT’s board of trustees. Mr. Kahane has been a managing director of GF Capital Management & Advisors LLC, a New York-based merchant banking firm, where he has directed the firm’s real estate investments since 2001. GF Capital offers comprehensive wealth management services through its subsidiary TAG Associates LLC, a leading multi-client family office and portfolio management services company with approximately $5 billion of assets under management. Mr. Kahane also was on the board of directors of Catellus Development Corp., a NYSE growth-oriented real estate development company, where he served as chairman. Mr. Kahane received a B.A. from Occidental College, a J.D. from the University of California, Los Angeles Law School and an MBA from Stanford University’s Graduate School of Business. Mr. Kahane was selected to serve as a director based upon his current experience as a director of Cole Income NAV Strategy, PE-ARC, NYRR, ARC RCA, ARC HT, ARCP, ARC HT II, PE-ARC II and BDCA, his current experience as chief executive officer and a director of RCS Capital Corporation and ARC HOST, his prior experience as an executive officer and/or director of ARCT, ARCT III and ARC DNAV, his prior experience as chairman of the board of Catellus Development Corp. and his significant investment banking experience in real estate.
Board Committees
Our entire board of directors considers all major decisions concerning our business. While our board of directors may in the future establish one or more committees, no such committees have been established as of the date of this Amendment.
Audit Committee
The Company does not have a separately designated audit committee. The entire board of directors acts as the Company’s audit committee. The Company has not designated an audit committee financial expert, although it believes that Mr. McAllaster would satisfy the requirements for that position.
Compensation Committee

Our board of directors believes that it is appropriate for our board not to have a standing compensation committee based upon the fact that our executive officers, including our principal financial officer, and non-independent directors do not receive compensation directly from us for services rendered to us, and we do not intend to pay any compensation directly to our executive officers or non-independent directors.
Nominating Board of Directors – Functions
We believe that our board of directors is qualified to perform the functions typically delegated to a nominating committee, and that the formation of a separate committee is not necessary at this time. Therefore, all members of our board of directors develop the criteria necessary for prospective members of our board of directors and participate in the consideration of director nominees. The primary functions of the members of our board of directors relating to the consideration of director nominees are to conduct searches and interviews for prospective director candidates, if necessary, review background information for all candidates for the board of directors, including those recommended by stockholders, and formally propose the slate of director nominees for election by the stockholders at the annual meeting.
Code of Business Conduct and Ethics
Our board of directors has adopted a Code of Business Conduct and Ethics that is applicable to all members of our board of directors, our officers and employees, and the employees of our advisor. The Code of Business Conduct and Ethics may be located on our website at https://www.colecapital.com/governance-docs by clicking on “CCPT Code of Business Conduct and Ethics.” If, in the future, we amend, modify or waive a provision in the Code of Business Conduct and Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website as necessary.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires each director, officer and individual beneficially owning more than 10% of a registered security of the Company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. Directors, officers and greater than 10% beneficial owners are required by SEC rules to furnish the Company with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2013 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2013.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of Directors
 Directors who are also officers or employees of the Company, our advisor or their affiliates, or directors of such affiliates (Messrs. Schorsch, McAllaster and Kahane) do not receive any special or additional remuneration for service on the board of directors or any of its committees. In connection with her service as an independent director of the Company, Ms. Ferracone receives an annual retainer of $25,000. Ms. Ferracone also receives reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. Independent directors are not reimbursed by the Company, our sponsor, our advisor or any of their affiliates for spouses’ expenses to attend events to which spouses are invited. No such fees or expenses were paid with respect to our director compensation during the year ended December 31, 2013, as the Company did not have any independent directors during the year ended December 31, 2013 and Ms. Ferracone was not appointed as an independent director until February 2014.
Compensation Committee Interlocks and Insider Participation
The Company does not have a standing compensation committee and we do not separately compensate our executive officers. During the fiscal year ended December 31, 2013, one of our executive officers, Mr. McAllaster, and one of our former executive officers, Christopher H. Cole, both served as executive officers of CCPT II, Cole Credit Property Trust III, Inc. (“CCPT III”), CCIT, Cole Income NAV Strategy, CCPT IV, CCIT II and CCPT V. In addition, during the fiscal year ended December 31, 2013, Mr. Cole served as a director of CCPT II, CCPT III, CCIT, Cole Income NAV Strategy, CCPT IV, CCIT II and CCPT V. Furthermore, since February 2014, one of our executive officers, Mr. Schorsch, serves as a director and executive officer of CCIT, Cole Income NAV Strategy, CCPT IV, CCIT II and CCPT V. Since Messrs. Cole, McAllaster and Schorsch are or were also officers of our advisor and/or its affiliates, they did not receive any separate compensation from us for service as our executive officers and/or directors, and also did not receive any separate compensation from CCPT II, CCPT III, CCIT, Cole Income NAV Strategy, CCPT IV, CCIT II and CCPT V for their service as executive officers and/or directors of those entities. See Item 13. “Certain Relationships and Related Transactions and Director Independence” below for a description of the transactions during the year ended December 31, 2013 between the Company and companies with which Messrs. Cole and McAllaster are or were affiliated.
Compensation of Executive Officers
We have no employees. Our executive officers do not receive compensation directly from us for services rendered to us, and we do not intend to pay any compensation directly to our executive officers. As a result, we do not have, and our board of directors has not considered, a compensation policy or program for our executive officers. Accordingly, we have not included a Compensation Committee Report or a Compensation Discussion and Analysis in this Amendment.
Our executive officers are also officers of CCPT I Advisors, our advisor, Cole Realty Advisors, LLC (“Cole Realty Advisors”), our property manager, and/or other affiliates of CCPT I Advisors, and are compensated by these entities, in part, for their services to us. We pay fees to such entities under our advisory agreement and property management and leasing agreement. We also may reimburse CCPT I Advisors for its provision of administrative services, including related personnel costs. A description of the fees that we pay to our advisor and property manager or any affiliate thereof is found in Item 13. “Certain Relationships and Related Transactions and Director Independence” below.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information as of April 29, 2014, regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, and each named executive officer, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 10,090,951 shares of common stock outstanding as of April 29, 2014.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Ownership Percentage
Nicholas S. Schorsch (3)	1,000	*
D. Kirk McAllaster, Jr.	—	—
Robin A. Ferracone	—	—
William M. Kahane	—	—
General Retirement System of the City of Detroit	1,020,833	10.1%
2 Woodward Avenue, Suite 908
Detroit, MI 48226
Wayne County Employees Retirement System	520,833	5.2%
28 West Adams, Suite 1900
Detroit, MI 48226
All officers and directors as a group (4 persons)	1,000	*

*	Represents less than 0.01% of the outstanding shares of our common stock.
(1)	The address of each individual listed is c/o Cole Credit Property Trust, Inc., 2325 East Camelback Road, Suite 1100, Phoenix, Arizona 85016.
(2)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group, which may be exercised within 60 days following April 29, 2014.

(3)
The shares are owned indirectly by ARC Properties Operating Partnership, L.P. Mr. Schorsch serves as Chairman and Chief Executive Officer of American Realty Capital Properties, Inc., the general partner of ARC Properties Operating Partnership, L.P. Mr. Schorsch disclaims beneficial ownership of the shares except to the extent of his indirect pecuniary interest therein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Our board of directors has reviewed the material transactions between our affiliates and us during the year ended December 31, 2013. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to the Company and on terms and conditions no less favorable to the Company than can be obtained from independent third parties for comparable services in the same location.
Advisory Agreement
We are party to an Advisory Agreement with CCPT I Advisors whereby CCPT I Advisors manages our day-to-day operations and identifies and makes investments on our behalf. In return, we are obligated to pay CCPT I Advisors a monthly asset management fee equal to 0.25%, on an annualized basis, of the aggregate asset value of our assets. Pursuant to a waiver of the fee by CCPT I Advisors, no asset management fees were incurred during the years ended December 31, 2013 and 2012. The Company is not obligated to pay any amounts for such periods; however, CCPT I Advisors may elect to charge asset management fees in future periods up to the 0.25% fee. We also pay to Cole Realty Advisors up to 3.0% of the contract purchase price in respect of funds expended for (i) the acquisition of a property or asset, (ii) the development, construction or improvement of a property or asset, or (iii) the making of a mortgage, along with reimbursement of acquisition expenses. During the year ended December 31, 2013, we incurred $202,000 for acquisition fees. No such fees were incurred during the year ended December 31, 2012. We also pay to CCPT I Advisors a financing coordination fee equal to 1.0% of gross proceeds of any loan to fund the acquisition of properties or other investments or to refinance any outstanding indebtedness secured by such assets. No such fees were incurred during the year ended December 31, 2013. During the year ended December 31, 2012, we incurred $60,000 for financing coordination fees. We may reimburse the expenses incurred by CCPT I Advisors in connection with its provision of administrative services, including related personnel costs, and for costs and expenses CCPT I Advisors incurs in connection with its duties as our asset portfolio manager. No such payments were made for the years ended December 31, 2013 and 2012. Additionally, for substantial assistance in connection with the sale of properties, we will pay CCPT I Advisors or its affiliates an amount equal to 3.0% of the contract price of each property sold; provided, however, that in no event may the disposition fees paid to CCPT I Advisors, its affiliates and unaffiliated real estate brokers exceed the reasonable, customary and competitive amount for such services. No such fees were incurred during the year ended December 31, 2013 and 2012.

Additionally, we are required to pay to CCPT I Advisors performance fees based on a percentage of proceeds or stock value upon our sale of assets or the listing or quotation of our common stock on a national securities exchange, but only if, in the case of our sale of assets, our investors have received a return of their net capital invested and a 7.5% annual cumulative, non-compounded return or, in the case of the listing of quotation of our common stock, the market value of our common stock plus the distributions paid to our investors exceeds the sum of the total amount of capital raised from investors plus the amount of distributions necessary to generate a 7.5% annual cumulative, non-compounded return to investors. In the event of a sale of our assets, after investors have received a return of their net capital invested and a 7.5% annual cumulative, non-compounded return, then we will pay to CCPT I Advisors 20.0% of remaining net sale proceeds. Upon listing or quotation of our common stock on a national securities exchange, we will pay to CCPT I Advisors a fee equal to 20.0% of the amount, if any, by which (1) the market value of our outstanding stock plus distributions paid by us prior to listing, exceeds (2) the sum of the total amount of capital raised from investors and the amount of distributions necessary to generate a 7.5% annual cumulative, non-compounded return to investors.
Our Advisory Agreement has a term expiring April 6, 2015, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. Upon termination of the Advisory Agreement, we may be required to pay to CCPT I Advisors a performance fee similar to the subordinated participation in net sale proceeds described above if CCPT I Advisors would have been entitled to a subordinated participation in net sale proceeds had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination.
Nicholas S. Schorsch, our chief executive officer, president and chairman of our board of directors, is the chief executive officer of CCPT I Advisors. D. Kirk McAllaster, Jr., our executive vice president, chief financial officer and treasurer and a member of our board of directors, is the executive vice president and chief financial officer of CCPT I Advisors. Prior to the Cole Holdings Merger (as defined below), Christopher H. Cole, our former chief executive officer, president and chairman of our board of directors, indirectly owned 100% of the ownership and voting interests of CCPT I Advisors.
On April 5, 2013, CCPT III acquired our sponsor when Cole Holdings Corporation merged with and into CREInvestments, LLC (“CREI”), a wholly-owned subsidiary of CCPT III (the “Cole Holdings Merger”). Prior to the Cole Holdings Merger, Cole Holdings Corporation was wholly owned by Mr. Cole. Cole Holdings Corporation was also an affiliate of our sponsor and the parent company and indirect owner of CCPT I Advisors. As a result of the Cole Holdings Merger, CCPT I Advisors became wholly-owned by CREI.
On February 7, 2014, ARCP acquired our sponsor pursuant to a transaction whereby Cole Real Estate Investments, Inc. merged with and into Clark Acquisition, LLC, a wholly owned subsidiary of ARCP (“Merger Sub”), with Merger Sub surviving as a wholly owned subsidiary of ARCP (the “ARCP Merger”). ARCP is a self-managed publicly traded Maryland corporation listed on The NASDAQ Global Select Market, focused on acquiring and owning single tenant freestanding commercial properties subject to net leases with high credit quality tenants. Mr. Schorsch, our chief executive officer, president and chairman of our board of directors, is the chairman and chief executive officer of ARCP.
As a result of the ARCP Merger, ARCP indirectly owns and/or controls CCPT I Advisors, Cole Realty Advisors, and our sponsor. Despite the indirect change of control of CCPT I Advisors, we expect that CCPT I Advisors will continue to serve as our advisor.
Property Management and Leasing Agreement
We are party to a Property Management and Leasing Agreement with Cole Realty Advisors. Pursuant to the agreement, we pay to Cole Realty Advisors fees equal to 3.0% of gross revenues, plus leasing commissions at prevailing market rates, not to exceed the greater of $4.50 per square foot or 7.5% of the total lease obligation, from our properties. For the years ended December 31, 2013 and 2012, we incurred $401,000 and $417,000, respectively, for property management fees. As of December 31, 2013 and 2012, $39,000 and $32,000, respectively, of such costs had been incurred by Cole Realty Advisors but had not been reimbursed by the Company.
Our Property Management and Leasing Agreement has a three-year term expiring April 6, 2016.
Prior to the Cole Holdings Merger, Christopher H. Cole, our former chief executive officer, president and chairman of our board of directors, indirectly owned 100% of the ownership and voting interests of the predecessor of Cole Realty Advisors.
Despite the indirect changes of control of Cole Realty Advisors as a result of the Cole Holdings Merger and the ARCP Merger, we expect that Cole Realty Advisors will continue to serve as our property manager.

Lines of Credit with Affiliate
As of December 31, 2013, the Company had $300,000 outstanding, which was also the largest aggregate amount of principal outstanding during the year ended December 31, 2013, on one of its two revolving lines of credit with an affiliate of CCPT I Advisors (the “Lines of Credit”) and available borrowings of $2.6 million. Both of the Lines of Credit were scheduled to mature on March 31, 2014 and bear fixed interest rates of 5.75%. Subsequent to December 31, 2013, the Company extended the maturity dates on both of the Lines of Credit to March 31, 2015. No financing coordination fees were paid, or will be paid, to CCPT I Advisors or its affiliates in connection with the Lines of Credit. During the years ended December 31, 2013 and 2012, the Company incurred $5,000 and $84,000, respectively, of interest expense related to the Lines of Credit.
Policies With Respect to Conflicts of Interest
In order to reduce or eliminate certain potential conflicts of interest, we have adopted certain policies relating to transactions we enter into with our advisor and its affiliates and allocation of investment opportunities among programs sponsored by Cole Capital.
Transactions with Our Advisor and Its Affiliates. Our policy is that the terms on which our relationships are conducted with our advisor or any of its affiliates will be fair and reasonable to us and on terms and conditions no less favorable to us than can be obtained from independent third parties for comparable services in the same location.
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
If a subsequent development, such as a delay in the closing of the acquisition or a delay in the construction of a property, causes any such investment, in the opinion of the advisors, to be more appropriate for an entity other than the entity that committed to make the investment, the advisors may determine that ARCP or another program sponsored by Cole Capital will make the investment. Our board of directors oversees the allocation process to ensure that the method used for the allocation of the acquisition of properties by ARCP or two or more programs sponsored by Cole Capital seeking to acquire similar types of properties is applied fairly to us.
Independence
The Company has issued shares only through exemptions from registration and, as such, our stock is not traded on any securities exchange. After review of all relevant transactions or relationships between each director, or any of their family members, and the Company, our senior management and our independent registered public accounting firm, the board has determined that Ms. Ferracone qualifies as an independent director under the current independence and qualifications requirements of the New York Stock Exchange, although our shares are not listed for trading on any national securities exchange.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Auditors
During the year ended December 31, 2013, Deloitte & Touche LLP (“Deloitte & Touche”) served as our independent auditors and provided certain tax and other services. Deloitte & Touche has served as our independent auditors since our formation. The board of directors, in performing the duties of an audit committee, has engaged Deloitte & Touche as our independent auditors to review our quarterly financial statements during the year ending December 31, 2014 until the completion of the merger of the Company with and into a wholly-owned subsidiary of ARCP. The board of directors reserves the right, however, to select new auditors at any time in the future in its discretion if it deems such decision to be in the best interests of the Company and its stockholders. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws.
The board of directors reviewed the audit and non-audit services performed by Deloitte & Touche, as well as the fees charged by Deloitte & Touche for such services. In its review of the non-audit services and fees, the board of directors considered whether the provision of such services is compatible with maintaining the independence of Deloitte & Touche. The aggregate fees billed to us for professional accounting services, including the audit of the Company’s annual financial statements by Deloitte & Touche, for the years ended December 31, 2013 and 2012, are set forth in the table below.

	During the Year Ended December 31,
	2013	2012
Audit fees	$169,312	$156,550
Audit-related fees	—	—
Tax fees	83,208	85,093
All other fees	—	—
Total	$252,520	$241,643
For purposes of the preceding table, Deloitte & Touche’s professional fees are classified as follows:

•
Audit fees – These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Deloitte & Touche in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements and other services that generally only the independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports and other filings with the SEC, audits of acquired properties or businesses, property audits required by loan agreements, and statutory audits for our subsidiaries or affiliates.

•
Audit-related fees – These are fees for assurance and related services that traditionally are performed by independent auditors, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, statutory subsidiary or equity investment audits incremental to the audit of the consolidated financial statements and general assistance with the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 and other SEC rules promulgated pursuant to the Sarbanes-Oxley Act of 2002.

•
Tax fees – These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

•	All other fees – These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.
Pre-Approval Policies
The board of directors pre-approves all auditing services performed for us by our independent auditors, as well as all permitted non-audit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditors’ independence. Unless a type of service to be provided by the independent auditors has received “general” pre-approval, it will require “specific” pre-approval by the board of directors.

All requests for services to be provided by the independent auditor that do not require specific pre-approval by the board of directors will be submitted to management and must include a detailed description of the services to be rendered. Management will determine whether such services are included within the list of services that have received the general pre-approval of the board of directors. The board of directors will be informed on a timely basis of any such services rendered by the independent auditors.
Requests to provide services that require specific pre-approval by the board of directors will be submitted to the board by both the independent auditors and the principal financial officer, and must include a joint statement as to whether, in their view, the request is consistent with the SEC’s rules on auditor independence. The chairman of the board of directors has been delegated the authority to specifically pre-approve de minimis amounts for services not covered by the general pre-approval guidelines. All amounts, other than such de minimis amounts, require specific pre-approval by the board of directors prior to engagement of Deloitte & Touche. All amounts, other than de minimis amounts not subject to pre-approval, specifically pre-approved by the chairman of the board of directors in accordance with this policy are to be disclosed to the full board of directors at the next regularly scheduled meeting.
All services rendered by Deloitte & Touche for the years ended December 31, 2013 and 2012 were pre-approved in accordance with the policies and procedures described above.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed.

1.	The list of the consolidated financial statements were previously filed with the Original Filing.

2.	Financial Statement Schedules – None
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

3.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index below.

(b)	See (a) 3 above.

(c)	See (a) 2 above.

EXHIBIT INDEX

Exhibit No.	Description

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

Exhibit No.	Description

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

21.1	List of Subsidiaries (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 000-51962), filed on March 29, 2010).
31.1**	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**
Certifications of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Previously filed or furnished, as the case may be, with the Original Filing, originally filed with the SEC on March 31, 2014, which is being amended hereby.

SIGNATURE

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2014	COLE CREDIT PROPERTY TRUST, INC.
	By:	/s/ D. Kirk McAllaster, Jr.
	Name:	D. Kirk McAllaster, Jr.
	Title:	Executive Vice President, Chief Financial Officer
and Treasurer
Principal Financial Officer