Form 10-Q
period 2014-03-31
Cole Credit Property Trust Inc
filed 2014-05-14
CIK 1289272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 14, 2014, there were 10,090,951 shares of common stock, par value of $0.01, of Cole Credit Property Trust, Inc. outstanding.

COLE CREDIT PROPERTY TRUST, INC.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
ASSETS
Investment in real estate assets:
Land	$43,175	$43,175
Buildings and improvements, less accumulated depreciation of $26,545 and $25,782, respectively	78,540	78,885
Intangible lease assets, less accumulated amortization of $13,161 and $12,821, respectively	7,825	8,165
Total investment in real estate assets, net	129,540	130,225
Cash and cash equivalents	432	652
Restricted cash	2,301	2,327
Rents and tenant receivables, prepaid expenses and other assets	1,187	1,273
Deferred financing costs, less accumulated amortization of $2,355 and $2,217, respectively	674	812
Total assets	$134,134	$135,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$85,409	$85,606
Lines of credit with affiliate	300	300
Accounts payable and accrued expenses	1,189	662
Due to affiliates	71	39
Acquired below market lease intangibles, less accumulated amortization of $1,847 and $1,802, respectively	350	395
Distributions payable	429	429
Deferred rent	254	517
Total liabilities	88,002	87,948
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 10,090,951 shares issued and outstanding	101	101
Capital in excess of par value	90,424	90,424
Accumulated distributions in excess of earnings	(44,393)	(43,184)
Total stockholders’ equity	46,132	47,341
Total liabilities and stockholders’ equity	$134,134	$135,289
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues:
Rental and other property income	$3,268	$3,187
Tenant reimbursement income	136	120
Total revenue	3,404	3,307

Expenses:
General and administrative expenses	180	208
Property operating expenses	164	154
Property management expenses	104	97
Merger and acquisition related expenses	330	94
Depreciation	763	769
Amortization	336	372
Total operating expenses	1,877	1,694
Operating income	1,527	1,613

Other expense:
Interest expense, net	(1,491)	(1,493)
Total other expense	(1,491)	(1,493)
Net income	$36	$120

Weighted average number of common shares outstanding:
Basic and diluted	10,090,951	10,090,951

Net income per common share:
Basic and diluted	$0.00	$0.01

Distributions declared per common share	$0.12	$0.12
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2014	10,090,951	$101	$90,424	$(43,184)	$47,341
Distributions	—	—	—	(1,245)	(1,245)
Net income	—	—	—	36	36
Balance, March 31, 2014	10,090,951	$101	$90,424	$(44,393)	$46,132
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$36	$120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	763	769
Amortization of intangible lease assets and below market lease intangibles, net	295	324
Amortization of deferred financing costs	138	139
Changes in assets and liabilities:
Rents and tenant receivables, prepaid expenses and other assets	86	119
Accounts payable and accrued expenses	118	(178)
Deferred rent	(263)	(312)
Due to affiliates	32	(2)
Net cash provided by operating activities	1,205	979
Cash flows from investing activities:
Investment in capital expenditures and real estate assets	(9)	(1,771)
Change in restricted cash	26	32
Net cash provided by (used in) investing activities	17	(1,739)
Cash flows from financing activities:
Distributions to investors	(1,245)	(1,243)
Repayment of notes payable	(197)	(188)
Net cash used in financing activities	(1,442)	(1,431)
Net decrease in cash and cash equivalents	(220)	(2,191)
Cash and cash equivalents, beginning of period	652	7,788
Cash and cash equivalents, end of period	$432	$5,597

Supplemental disclosures of non-cash investing and financing activities:
Distributions declared and unpaid	$429	$429
Accrued capital expenditures	$409	$—
Supplemental cash flow disclosures:
Interest paid	$1,355	$1,359
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2014
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust, Inc. (the “Company”) is a Maryland corporation that was formed on March 29, 2004, which has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. The Company is the sole general partner of, and owns, directly or indirectly, 100% of the partnership interest in, Cole Operating Partnership I, LP, a Delaware limited partnership (“Cole OP I”). The Company is externally managed by Cole REIT Advisors, LLC (“Cole Advisors”), an affiliate of the Company’s sponsor, Cole Capital™, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by American Realty Capital Properties, Inc. (“ARCP”), a self-managed publicly traded Maryland corporation listed on The NASDAQ Global Select Market. On February 7, 2014, ARCP acquired Cole Real Estate Investments, Inc. (“Cole”), which, prior to its acquisition, indirectly owned and/or controlled Cole Advisors, the Company’s dealer manager, Cole Capital Corporation (“CCC”), the Company’s property manager, Cole Realty Advisors, LLC (“Cole Realty”), and Cole Capital. As a result of ARCP’s acquisition of Cole, ARCP indirectly owns and/or controls Cole Advisors, CCC, Cole Realty and Cole Capital.
On March 17, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), among the Company, ARCP and Desert Acquisition, Inc., a Delaware corporation and direct wholly-owned subsidiary of ARCP (“Merger Sub”), pursuant to which, among other things, Merger Sub commenced a cash tender offer (the “Offer”) to purchase all of the outstanding shares of the Company’s common stock. See Note 2 for a further explanation of the Offer.
As of March 31, 2014, the Company owned 39 properties comprising 956,000 square feet of single-tenant retail and commercial space located in 19 states. As of March 31, 2014, these properties were 100% leased.
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
NOTE 2 — MERGER AGREEMENT
On March 17, 2014, the Company entered into the Merger Agreement among the Company, ARCP, and Merger Sub pursuant to which, among other things, Merger Sub commenced the Offer to purchase all of the outstanding shares of the Company’s common stock at a price of $7.25 per share in cash, without interest, subject to applicable tax withholding. If that number of shares of Company common stock which, together with any shares of Company common stock beneficially owned by ARCP or Merger Sub, represents at least a majority of the shares of Company common stock outstanding as of immediately prior to the expiration of the Offer (as it may be extended pursuant to its terms) are validly tendered in the Offer and not validly withdrawn (the “Minimum Condition”), subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement and, if necessary, the exercise of the Top-Up Option described below, the Company will merge with and into Merger Sub, with Merger Sub surviving as a direct wholly-owned subsidiary of ARCP (the “CCPT Merger”). In the CCPT Merger, each share of Company common stock not purchased in the Offer (other than shares held by ARCP, any of its subsidiaries or any wholly-owned subsidiaries of the Company, which will automatically be canceled and retired and will cease to exist) will be converted into the right to receive the same cash consideration paid in the Offer.
Pursuant to the terms of the Merger Agreement, beginning on the date of the Merger Agreement and ending at 11:59 p.m., New York City time, on April 16, 2014 (the “Go-Shop Period”), the Company and its representatives had the right (acting under the direction of the Company’s board of directors or any committee thereof) to initiate, solicit and encourage any alternative acquisition proposals from third parties, and to provide non-public information to and engage in discussions with third parties with respect to acquisition proposals.  Prior to the expiration of the Go-Shop Period, the Company had not received, in writing or orally, any such alternative acquisition proposals.
Completion of the Offer is subject to various conditions, including the satisfaction of the Minimum Condition, the accuracy of the Company’s representations and warranties (subject to customary qualifications), the Company’s material compliance with its covenants and agreements contained in the Merger Agreement, receipt of certain third party consents and the absence of any Company Material Adverse Effect (as defined in the Merger Agreement) with respect to the Company’s business. The Offer is not subject to a financing condition. The closing of the CCPT Merger is subject to various additional conditions. The Merger Agreement includes certain termination rights for both the Company and ARCP and provides that, in connection with the termination of the Merger Agreement, under specified circumstances, the Company may be required to pay ARCP a termination fee in the amount of $1.463 million and reimburse ARCP’s transaction expenses in an amount up to $500,000.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2014

If, after completion of the Offer, ARCP, Merger Sub and their respective subsidiaries own at least 90% of the outstanding shares of Company common stock, the CCPT Merger will be consummated in accordance with the “short-form” merger provisions under Maryland law without the approval of the CCPT Merger by the Company’s stockholders. If, after completion of the Offer, ARCP, Merger Sub and their respective subsidiaries own less than 90% of the outstanding shares of Company Common Stock, Merger Sub will have the right to exercise an irrevocable option (the “Top-Up Option”) granted to it by the Company under the Merger Agreement to purchase from the Company that number of additional shares of Company common stock that will result in ARCP, Merger Sub and their respective subsidiaries owning one share more than 90% of the outstanding shares of Company common stock (after giving effect to the issuance of shares pursuant to the Top-Up Option). Following the issuance of shares of Company common stock to Merger Sub pursuant to the Top-Up Option, the CCPT Merger will be consummated in accordance with the short-form merger provisions under Maryland law without the approval of the CCPT Merger by the Company’s stockholders.
As of March 31, 2014, the Company had incurred $330,000 for legal, consulting and other expenses related to the CCPT Merger, which is included in merger and acquisition related expenses in the condensed consolidated unaudited statements of operations.
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting, including the instructions to Form 10-Q and Article 8 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2013 and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The condensed consolidated unaudited financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
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
March 31, 2014

Buildings	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment losses were recorded during the three months ended March 31, 2014 or 2013.
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
When a real estate asset is identified by the Company as held for sale, the Company ceases depreciation and amortization of the assets related to the property and estimates the fair value, net of selling costs. If, in management’s opinion, the fair value of the asset, net of selling costs, is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of March 31, 2014 or December 31, 2013.
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
March 31, 2014

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
Restricted Cash
As of March 31, 2014, $2.2 million was included in restricted cash, which was held by lenders in escrow accounts primarily for tenant and capital improvements, leasing commissions and repairs and maintenance for certain properties, in accordance with the respective lender’s loan agreement. In addition, as of March 31, 2014, the Company had $147,000 in restricted cash held by lenders in a lockbox account. As part of certain debt agreements, rents from the encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess funds are disbursed to the Company.
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
Redemptions of Common Stock
The Company’s share redemption program provides that the Company’s board of directors must determine at the beginning of each fiscal year the maximum amount of shares that the Company may redeem during that year. The Company’s board of directors determined that no amounts are to be made available for redemption during the year ending December 31, 2014.
Recent Accounting Pronouncements
In April 2014, the U.S. Financial Accounting Standards Board issued Accounting Standards Update, 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amends the reporting requirements for discontinued operations by updating the definition of a discontinued operation to be a component of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, resulting in fewer disposals that qualify for discontinued operations reporting; yet, the pronouncement also requires expanded disclosures for discontinued operations. The adoption of ASU 2014-08 did not have a material impact on the Company’s condensed consolidated unaudited financial statements because the Company did not have any discontinued operations.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2014

NOTE 4 — FAIR VALUE MEASUREMENTS
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
Notes payable and lines of credit – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the Company’s debt was $87.9 million and $88.6 million as of March 31, 2014 and December 31, 2013, respectively, compared to the carrying value of $85.7 million and $85.9 million as of March 31, 2014 and December 31, 2013, respectively. The fair value of the Company’s debt is estimated using Level 2 inputs.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of March 31, 2014, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
NOTE 5 — REAL ESTATE ACQUISITIONS
No properties were acquired during the three months ended March 31, 2014. During the three months ended March 31, 2013, the Company acquired a 100% interest in one commercial property for a purchase price of $1.8 million (the “2013 Acquisition”). The Company purchased the 2013 Acquisition with net cash proceeds from the sale of five properties during the year ended December 31, 2012. The Company allocated the purchase price of the 2013 Acquisition to the fair value of the assets acquired. The following table summarizes the purchase price allocation (in thousands):

March 31, 2013
Land	$296
Building and improvements	1,303
Acquired in-place leases	172
Total purchase price	$1,771
The Company recorded revenue of $33,000 and a net loss of $55,000 for the three months ended March 31, 2013 related to the 2013 Acquisition. In addition, the Company recorded $94,000 of acquisition related expenses for the three months ended March 31, 2013.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2014

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
The pro forma information for the three months ended March 31, 2013 was adjusted to exclude acquisition related expenses recorded during such period relating to the 2013 Acquisition. These expenses were recognized in the pro forma information for the three months ended March 31, 2012. The pro forma revenue presented for the three months ended March 31, 2012 includes revenue related to properties sold in 2012. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2012, nor does it purport to represent the results of future operations.
NOTE 6 — NOTES PAYABLE AND LINES OF CREDIT
As of March 31, 2014, the Company had $85.7 million of debt outstanding, consisting of $79.4 million of fixed rate mortgage loans (the “Fixed Rate Notes”), a $6.0 million variable rate mortgage loan (the “Variable Rate Note”) and $300,000 of borrowings on one of the Company’s two revolving Lines of Credit with an affiliate of Cole Advisors (the “Lines of Credit”). The Fixed Rate Notes have interest rates ranging from 5.27% to 6.96%, with a weighted average interest rate of 6.53%, and mature on various dates from March 2015 through September 2017, with a weighted average remaining term of 1.3 years. The Variable Rate Note had an interest rate of 2.54% at March 31, 2014 and matures in December 2015. The Lines of Credit provide for total borrowings of up to $2.9 million and both mature on March 31, 2015. The Lines of Credit bear interest at 5.75%. During the three months ended March 31, 2014, the Company repaid $197,000 of monthly principal payments on the Fixed Rate Notes. The aggregate balance of gross real estate and related assets, net of gross intangible lease liabilities, securing the debt outstanding was $156.8 million as of March 31, 2014.
Each of the mortgage notes payable and Lines of Credit are secured by the respective properties and their related leases on which the debt was placed. The mortgage notes and Lines of Credit are generally non-recourse to the Company and Cole OP I, but both are liable for customary non-recourse carve-outs. The mortgage notes payable and Lines of Credit contain customary default provisions. Generally, upon the occurrence of an event of default, interest on the mortgage notes will accrue at an annual default interest rate equal to the lesser of (1) the maximum rate permitted by applicable law or (2) the then-current interest rate plus a percentage specified in the respective loan agreement. Certain mortgage notes payable contain customary affirmative, negative and financial covenants, such as requirements for minimum net worth, debt service coverage ratios, limitations on leverage ratios and variable rate debt. Based on the Company’s analysis and review of its results and related requirements, the Company believes it was in compliance with the covenants of such mortgage notes payable as of March 31, 2014.
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

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2014

Lease Commitments
During the year ended December 31, 2013, the Company executed two lease amendments extending the non-cancelable lease terms by five and ten years, respectively. In accordance with the lease amendments, the Company is obligated to fund up to $1.1 million of capital improvements, of which the Company funded $333,000 as of March 31, 2014. In addition, during the three months ended March 31, 2014, the Company incurred an additional $409,000 related to the capital improvements that will be funded in the three months ending June 30, 2014.
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
If Cole Advisors provides substantial services, as determined by the Company, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay Cole Advisors a financing coordination fee equal to 1% of the amount available under such financing; provided, however, that Cole Advisors shall not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which Cole Advisors received such a fee. Financing coordination fees payable on loan proceeds from permanent financing will be paid to Cole Advisors as the Company acquires such permanent financing. However, no fees will be paid on loan proceeds from any lines of credit until such time as all net offering proceeds have been invested by the Company. No such fees were incurred by the Company during the three months ended March 31, 2014 or 2013.
The Company paid, and expects to continue to pay, Cole Realty, its property manager and an affiliate of the Company’s advisor, fees for the management and leasing of the Company’s properties. Property management fees are equal to 3% of gross revenues, and leasing fees are at prevailing market rates, not to exceed the greater of $4.50 per square foot or 7.5% of the total lease obligation. During the three months ended March 31, 2014 and 2013, the Company incurred $104,000 and $97,000, respectively, for property management fees. As of March 31, 2014 and December 31, 2013, $71,000 and $39,000, respectively, of such costs had been incurred but not paid by the Company, and are included in due to affiliates on the condensed consolidated unaudited balance sheets. Pursuant to a waiver of the leasing fee by Cole Realty, no leasing fees were incurred by the Company during the three months ended March 31, 2014 or 2013. The Company is not obligated to pay any amounts for such period. However, Cole Realty may elect to charge leasing fees in future periods at prevailing market rates.
Cole Realty, or its affiliates, also receives acquisition and advisory fees of up to 3% of the contract purchase price of each property. No such fees were incurred by the Company during the three months ended March 31, 2014. During the three months ended March 31, 2013, the Company incurred $53,000 for acquisition fees.
The Company is obligated to pay Cole Advisors an annualized asset management fee of up to 0.25% of the aggregate asset value of the Company’s assets. Pursuant to a waiver of the fee by Cole Advisors, no asset management fees were incurred by the Company during the three months ended March 31, 2014 or 2013. The Company is not obligated to pay any amounts for such periods. However, Cole Advisors may elect to charge asset management fees in future periods up to the 0.25% fee.
If Cole Advisors, or its affiliates, provides a substantial amount of services, as determined by the Company, in connection with the sale of one or more properties, the Company will pay Cole Advisors an amount up to 3% of the contract price of each asset sold. In no event will the combined disposition fee paid to Cole Advisors, its affiliates and unaffiliated third parties exceed the reasonable, customary and competitive amount for such services. In addition, after investors have received a return of their net capital contributions and a 7.5% annual cumulative, non-compounded return, then Cole Advisors is entitled to receive 20% of the remaining net sale proceeds. No such fees were incurred by the Company during the three months ended March 31, 2014 or 2013 relating to the sale of properties. In addition, no fees are expected to be incurred by the Company relating to the CCPT Merger.

COLE CREDIT PROPERTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2014

In the event the Company does not complete the CCPT Merger and the Company’s common stock is listed in the future on a national securities exchange, a subordinated incentive listing fee equal to 20% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate a 7.5% annual cumulative, non-compounded return to investors, will be paid to Cole Advisors.
The Company may reimburse Cole Advisors for expenses it incurs in connection with its provision of administrative services, including related personnel costs. The Company does not reimburse for personnel costs in connection with services for which Cole Advisors receives acquisition or disposition fees. Pursuant to a waiver by Cole Advisors, no such costs were incurred by the Company during the three months ended March 31, 2014 or 2013.
As of March 31, 2014, the Company had $300,000 outstanding on one of its Lines of Credit with an affiliate of Cole Advisors and available borrowings of $2.6 million. Both of the Lines of Credit mature on March 31, 2015 and bear fixed interest rates of 5.75%. No financing coordination fee was paid, or will be paid, to Cole Advisors or its affiliates in connection with the Lines of Credit. During the three months ended March 31, 2014, the Company incurred $4,000 of interest expense related to the Lines of Credit. During the three months ended March 31, 2013, no interest expense related to the Lines of Credit was incurred.
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
NOTE 10 — SUBSEQUENT EVENTS
CCPT Merger
Subsequent to March 31, 2014, ARCP, Merger Sub and the Company disclosed that the Offer was extended and is scheduled to expire at 5:00 p.m., New York City time, on May 16, 2014 unless further extended or terminated. Merger Sub extended the Offer because the condition to the Offer that certain lender consents under mortgage loans secured by certain of the Company’s properties was not satisfied by the previously scheduled expiration date of the Offer. As of April 25, 2014, preliminary results indicated that approximately 63% of the Company’s outstanding shares had been tendered and not withdrawn in the Offer.
Lines of Credit
Subsequent to March 31, 2014, the Company borrowed $500,000 on one of the Lines of Credit. As of May 9, 2014, the Company had $800,000 outstanding under the Lines of Credit and $2.1 million available for borrowing.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013. The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.
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
On February 7, 2014, ARCP acquired Cole, which, prior to its acquisition, indirectly owned and/or controlled our external advisor, Cole Advisors, our dealer manager, CCC, our property manager, Cole Realty, and our sponsor, Cole Capital. As a result of ARCP’s acquisition of Cole, ARCP indirectly owns and/or controls Cole Advisors, CCC, Cole Realty and Cole Capital.
On March 17, 2014, we entered into the Merger Agreement among us, ARCP and Merger Sub, pursuant to which, among other things, Merger Sub commenced the Offer to purchase all of our outstanding shares of common stock. Following the expiration of the Offer, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement and, if necessary, exercise of the Top-Up Option, we will merge with and into Merger Sub, with Merger Sub surviving as a direct wholly-owned subsidiary of ARCP. See Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation of the Offer and the CCPT Merger.

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property indebtedness. Rental and other property income accounted for 96% of our total revenue during each of the three months ended March 31, 2014 and 2013. As 100% of our rentable square feet is under lease, with a weighted average remaining lease term of 7.1 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. In addition, as of March 31, 2014, the debt leverage ratio of our portfolio, which is the ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 51%, with 7% of the debt, or $6.0 million, subject to a variable interest rate.
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
Commercial real estate fundamentals continue to strengthen, as a moderate pace of job creation has supported gains in office absorption, retail sales and warehouse distribution. Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth. Improving fundamentals have resulted in gains in property values; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of March 31, 2014, 100% of our rentable square feet was under lease and we expect that occupancy will remain high as the real estate recovery continues. However, if recent improvements in the economy reverse course, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, Cole Realty will actively seek to lease our vacant space; nevertheless, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.
Results of Operations
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Revenue — Revenue increased $97,000, or 3%, to $3.4 million for the three months ended March 31, 2014, compared to $3.3 million for the three months ended March 31, 2013. The increase was primarily due to the acquisition of two rental income producing properties subsequent to March 31, 2013. Our revenue primarily consists of rental income from net leased commercial properties, which accounted for 96% of total revenue during each of the three months ended March 31, 2014 and 2013.
General and Administrative Expenses — General and administrative expenses decreased $28,000, or 13%, to $180,000 for the three months ended March 31, 2014, compared to $208,000 for the three months ended March 31, 2013. The decrease was primarily due to a decrease in director and officer insurance premiums and computer software license fees for the three months ended March 31, 2014. Our primary general and administrative expense items are legal and accounting fees, state franchise and income taxes, board of director fees, insurance, transfer agent fees and license and other fees.

Property Operating Expenses — Property operating expenses increased $10,000, or 6%, to $164,000 for the three months ended March 31, 2014, compared to $154,000 for the three months ended March 31, 2013. The increase was primarily due to an increase in property repairs and maintenance for the three months ended March 31, 2014. The primary property operating expense items are property taxes, property insurance and property repairs and maintenance.
Property Management Expenses — Property management expenses increased $7,000, or 7%, to $104,000 for the three months ended March 31, 2014, compared to $97,000 for the three months ended March 31, 2013. Pursuant to the property management agreement with our property manager, we are required to pay our property manager a property management fee in an amount of 3% of gross revenues. The increase in our property management fees was primarily due to an increase in our rental and tenant reimbursement income related to the two properties acquired subsequent to March 31, 2013.
Merger and Acquisition Related Expenses — Merger related expenses of $330,000 for the three months ended March 31, 2014 consisted of costs recorded for legal, consulting and other expenses related to the CCPT Merger during the period. There were no merger related expenses during the three months ended March 31, 2013. During the three months ended March 31, 2013, acquisition related expenses were $94,000 resulting from the acquisition of one property during the period. There were no acquisition related expenses during the three months ended March 31, 2014.
Depreciation and Amortization Expenses — Depreciation and amortization expenses remained relatively constant at $1.1 million for each of the three months ended March 31, 2014 and 2013.
Interest Expense, Net — Net interest expense remained relatively constant at $1.5 million for each of the three months ended March 31, 2014 and 2013.
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
In addition to FFO, we use Modified Funds From Operations (“MFFO”) as a non-GAAP supplemental financial performance measure to evaluate the operating performance of our real estate portfolio. MFFO, as we define it, excludes from FFO acquisition and merger related costs, which are required to be expensed in accordance with GAAP. In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses. Management believes that excluding acquisition and merger related costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analyses used by management, and provides investors a view of the performance of our portfolio over time, including after we cease to acquire properties on a frequent and regular basis. MFFO also allows for a comparison of the performance of our portfolio with other REITs that are not currently engaging in acquisitions and mergers, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.
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

MFFO may provide investors with a useful indication of our future performance and of the sustainability of our current distribution policy. However, because MFFO excludes acquisition and merger expenses, which are an important component in an analysis of the historical performance of a property, MFFO should not be construed as a historic performance measure. None of the SEC, NAREIT, or any other regulatory body has evaluated the acceptability of the exclusions contemplated to adjust FFO in order to calculate MFFO and its use as a non-GAAP financial performance measure.
FFO and MFFO are influenced by the timing of acquisitions and the operating performance of our real estate investments. Our calculations of FFO and MFFO, and reconciliation to net income, which is the most directly comparable GAAP financial measure, are presented in the table below for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
NET INCOME	$36	$120
Depreciation of real estate assets	763	769
Amortization of lease related costs	336	372
Funds From Operations (FFO)	1,135	1,261
Merger and acquisition related expenses	330	94
Modified Funds From Operations (MFFO)	$1,465	$1,355

Set forth below is additional information that may be helpful in assessing our operating results:

•
In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recorded additional rental income of $3,000 for the three months ended March 31, 2014 and a reduction to rental income of $8,000 for the three months ended March 31, 2013.

•	Amortization of deferred financing costs totaled $138,000 and $139,000 during the three months ended March 31, 2014 and 2013, respectively.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001369999 per share (which equates to an annualized rate of 5% based on an assumed share price of $10.00 per share, or 7.6% based on the most recent estimated value of $6.55 per share) for stockholders of record as of the close of business on each day of the period, commencing on January 1, 2014 and ending on May 31, 2014 (subject to earlier completion of the Offer).
During each of the three months ended March 31, 2014 and 2013, we paid distributions of $1.2 million. Our distributions for the three months ended March 31, 2014 were funded with net cash provided by operations of $1.2 million and excess cash provided by operations from previous periods of $40,000. Our distributions for the three months ended March 31, 2013 were funded with net cash provided by operations of $1.0 million and excess cash provided by operations from previous periods of $264,000.
Liquidity and Capital Resources
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions and monthly interest and principal payments on current and any future indebtedness. We expect to meet our short-term liquidity requirements through net cash provided by operations. During the year ended December 31, 2013, we executed two lease amendments extending the non-cancelable lease terms by five and ten years, respectively. In accordance with lease amendments, we are obligated to fund up to $1.1 million of capital improvements, of which $333,000 had been funded as of March 31, 2014. We expect to fund the remaining amount with borrowings from the Lines of Credit and a portion of the $2.2 million of restricted cash that is held by lenders in escrow accounts primarily for reimbursement of tenant and capital improvements, leasing commissions and repairs and maintenance for certain properties. The Lines of Credit had total available borrowings of $2.6 million as of March 31, 2014.

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
As of March 31, 2014, we had cash and cash equivalents of $432,000, which we expect to be used primarily to pay operating expenses, interest and principal on our indebtedness and stockholder distributions. In addition, we had restricted cash of $2.2 million held by lenders in escrow accounts for tenant and capital improvements, leasing commissions, repairs and maintenance and other lender reserves for certain properties.
As of March 31, 2014, we had $85.7 million of debt outstanding, consisting of $79.4 million of Fixed Rate Notes, a $6.0 million Variable Rate Note and $300,000 of borrowings on the Lines of Credit. The Fixed Rate Notes have interest rates ranging from 5.27% to 6.96%, with a weighted average interest rate of 6.53%, and mature on various dates from March 2015 through September 2017. The Variable Rate Note had an interest rate of 2.54% at March 31, 2014 and matures in December 2015. As of March 31, 2014, our debt leverage ratio, which is the ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 51% and our outstanding debt had a weighted average remaining term to maturity of 1.3 years.
Our contractual obligations as of March 31, 2014 were as follows (in thousands):

	Payments due by period(1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - fixed rate notes (2)	$79,709	$2,799	$75,232	$1,678	$—
Interest payments - fixed rate notes (2)	6,638	5,301	1,295	42	—
Principal payments - variable rate note	6,000	—	6,000	—	—
Interest payments - variable rate note (3)	280	156	124	—	—
Total	$92,627	$8,256	$82,651	$1,720	$—

(1) The table does not include amounts due to our advisor or its affiliates pursuant to our advisory and property management agreements because such amounts are not fixed and determinable. In addition, the table does not include amounts due to tenants for tenant and capital improvements pursuant to the lease amendments discussed above because such amounts are not fixed and determinable.

(2)	Includes the amount outstanding on the Lines of Credit with an affiliate of Cole Advisors. Amortizing principal payments are included in the year the payments will be made.

(3)	The variable rate debt payment obligations in future periods were calculated using a forward curve analysis with an effective rate of 2.54%, which was the rate in effect as of March 31, 2014.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased $226,000, or 23%, to $1.2 million for the three months ended March 31, 2014, compared to $1.0 million for the three months ended March 31, 2013. The increase was primarily due to an increase in accounts payable and accrued expenses of $296,000, partially offset by a decrease in net income before non cash adjustments for depreciation and amortization of $84,000. See “— Results of Operations” above for a more complete discussion of the factors impacting our operating performance.
Investing Activities. During the three months ended March 31, 2014, net cash provided by investing activities was $17,000, compared to $1.7 million of net cash used in investing activities during the three months ended March 31, 2013, resulting in a change of $1.8 million. The change was primarily due to the acquisition of one real estate property for $1.8 million during the three months ended March 31, 2013, whereas no properties were acquired during the three months ended March 31, 2014.

Financing Activities. Net cash used in financing activities remained relatively constant at $1.4 million during each of the three months ended March 31, 2014 and 2013. Our net cash used in financing activities primarily relates to distributions paid.
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
If we fail to maintain our qualification as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to maintain our qualification as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to maintain our qualification as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying condensed consolidated unaudited financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been recorded in general and administrative expenses in our accompanying condensed consolidated unaudited financial statements.
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
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2013, and our critical accounting policies have not changed during the three months ended March 31, 2014. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2013, and related notes thereto.
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

Subsequent Events
Certain events occurred subsequent to March 31, 2014 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 10 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
Recent Accounting Pronouncements
Refer to Note 3 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off-Balance Sheet Arrangements
As of March 31, 2014 and December 31, 2013, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not required for a smaller reporting company.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2014, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We did not sell any unregistered securities during the three months ended March 31, 2014. No shares were redeemed during the three months ended March 31, 2014.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended March 31, 2014 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended March 31, 2014 that would require a response to this item.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Credit Property Trust, Inc.
(Registrant)
By:	/s/ D. Kirk McAllaster, Jr.
Name:	D. Kirk McAllaster, Jr.
Title:	Executive Vice President, Chief Financial Officer
and Treasurer
Principal Financial Officer
Date: May 14, 2014

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

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
3.4
Amendment No. 2 to Amended and Restated Bylaws of Cole Credit Property Trust, Inc. (as amended by Amendment No. 1, dated as of November 9, 2012) effective March 17, 2014 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 000-51962), filed on March 21, 2014).

10.1
Form of Indemnification Agreement between Cole Credit Property Trust, Inc. and each director (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K (File No. 000-51962), filed on March 13, 2014).

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